Form 10-Q
period 2008-06-30
Cleartronic, Inc.
filed 2008-09-05
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-135585

Cleartronic, Inc.

(Exact name of registrant as specified in it’s charter)

Florida	65-0958798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 North Federal Highway, Boca Raton, Florida                                      33487
                                   (Address of principal executive offices)                                                 (Zip Code)

561-939-3300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    _      No __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____                                            Accelerated filer ____

Non-accelerated filer ____                                              Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No _X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,322,581 shares as of September 2, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2008

ASSETS

	June 30,	September 30,
	2008	2007
	(unaudited)
Current assets:
Cash	$ 357	$ 152,825
Accounts receivable, net	10,174	14,024
Note receivable, current	39,028	-
Inventory	82,757	130,182
Prepaid expenses and other current assets	782,922	32,422
Total current assets	915,238	329,453

Property and equipment, net of accumulated depreciation
of $77,766 and $103,902, respectively	168,574	282,429

Total assets	$ 1,083,812	$ 611,882

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 183,747	$ 236,847
Accrued expenses	52,872	69,635
Deferred revenue, current	1,121,732	-
Notes payable to stockholders	-	225,000
Note payable to related party	37,565	15,000
Total current liabilities	1,395,916	546,482

Deferred revenue, net of current portion	18,750	-

Total liabilities	1,414,666	546,482

Stockholders' deficit
Common stock - $.001 par value; 750,000,000 shares authorized,
40,192,581 and 30,365,581 shares issued and outstanding respectively	40,193	30,366
Additional paid-in capital	3,965,323	2,883,800
Accumulated (deficit)	(4,336,370)	(2,848,766)
Total stockholders' deficit	(330,854)	65,400

Total liabilities and stockholders' deficit	$ 1,083,812	$ 611,882

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$ 11,966	$ 27,334	$ 254,555	$ 27,334

Cost of revenue	13,178	21,057	194,950	21,057

Gross profit	(1,212)	6,277	59,605	6,277

Operating Expenses:
Selling expenses	42,952	8,232	179,646	8,232
Administrative expenses	361,388	109,207	1,062,379	248,812
Research and development	60,363	100,549	200,134	256,716
Depreciation	13,911	13,637	42,261	32,863

Total operating expenses	478,614	231,625	1,484,420	546,623

Other expenses	(5,900)	(7,327)	(13,946)	(11,796)

Gain from sale of equipment	460	-	460	-

Loss from continuing operations	(485,266)	(232,675)	(1,438,301)	(552,142)

Loss from discontinued operations	-	(200,613)	(25,153)	(440,394)

Net loss	$ (485,266)	$ (433,288)	$ (1,463,454)	$ (992,536)

(Loss) per share
Continuing operations	$ (0.013)	$ (0.009)	$ (0.041)	$ (0.024)
Discontinued operations	$ -	$ (0.008)	$ (0.001)	$ (0.019)

(Loss) per share - basic and diluted	$ (0.013)	$ (0.017)	$ (0.042)	$ (0.043)

Weighted average of shares outstanding:
Basic and diluted	38,385,877	24,976,076	34,742,086	23,331,057

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$ (1,463,454)	$ (992,536)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debts	52,812	-
Depreciation	42,261	56,309
Gain on sale of property and equipment	(2,918)	-
Common stock and warrants issued for services	150,000	36,782
(Increase) decrease in assets:
Accounts receivable	(48,964)	(46,751)
Inventory	47,426	-
Prepaid expenses and other current assets	(750,499)	14,194
Other assets	-	(11,470)
Increase (decrease) in liabilities:
Accounts payable	(53,091)	59,224
Accrued expenses	(16,763)	(25,395)
Commissions payable	-	(444)
Deferred revenue	1,140,482	(765)
Net cash used in operating activities	(902,708)	(910,852)

Cash Flows From Investing Activities:
Purchase of property and equipment	(12,849)	(98,677)
Proceeds from sale of property and equipment	19,352	-
Payments received on note receivable	28,972	-
Net cash provided by (used in) investing activities	35,475	(98,677)

Cash Flows From Financing Activities
Repayments of note payable-related party	(35,444)	(63,390)
Proceeds from note payable-related party	58,009	23,147
Proceeds from notes payable	-	225,000
Proceeds from issuance of common stock and warrants	692,200	818,000
Common stock - $.001 par value; 750,000,000 shares authorized,	-	10,000
Net cash provided by financing activities	714,765	1,012,757

Net increase (decrease) In Cash	(152,468)	3,228

Cash - beginning of period	152,825	19,600

Cash - end of period	$ 357	$ 22,828

Supplemental cash flow information:
Cash paid for interest	$ -	$ 11,147

Non-cash investing and financing transactions:
Note receivable issued as consideration for sale of equipment	$ 68,000	$ -
The Company issued 2,225,000 common shares and 2,250,000 warrants upon conversion of notes payable
The Company issued 1,050,000 common shares during the nine months ended June 30, 2008 for services rendered by non-employees
The Company issued 4,500,000 warrants during the nine months ended June 30, 2008 for services rendered by non-employees

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock
	Common stock		paid-in	subscription	Accumulated
	Shares	Amount	capital	receivable	deficit	Total

BALANCE AT OCTOBER 1, 2006	22,301,425	$ 22,301	$ 1,495,082	$ (10,000)	$ (1,627,813)	$ (120,430)

Collection of stock subscription receivable	-	-	-	10,000	-	10,000
Shares issued for cash	7,572,500	7,573	1,312,429	-	-	1,320,002
Shares issued for cancellation of notes payable	250,000	250	49,750	-	-	50,000
Shares issued for non-employee services	241,656	242	22,289	-	-	22,531
Warrants issued for non-employee services	-	-	28,400	-	-	28,400
Net loss for the year ended September 30, 2007	-	-	-	-	(1,245,103)	(1,245,103)

BALANCE AT SEPTEMBER 30, 2007	30,365,581	30,366	2,907,950	-	(2,872,916)	65,400

Shares issued for cash	6,527,000	6,527	683,673	-	-	690,200
Shares issued for non-employee services	1,050,000	1,050	103,950			105,000
Shares issued for note conversion	2,250,000	2,250	222,750			225,000
Warrants issued for cash	-	-	2,000	-	-	2,000
Warrants issued for non-employee services	-	-	45,000	-	-	45,000
Net loss for the nine months ended June 30, 2008	-	-	-	-	(1,463,454)	(1,463,454)

BALANCE AT JUNE 30, 2008 (Unaudited)	40,192,581	$ 40,193	$ 3,965,323	$ -	$ (4,336,370)	$ (330,854)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

NOTE 1   -

ORGANIZATION

Cleartronic, Inc. (the “Company”) formerly GlobalTel IP, Inc., was incorporated in Florida on November 15, 1999. Originally formed as a website developer, the Company ceased operations in 2002. In 2005, the Company commences operations as a provider of Voice Over Internet Protocol (VoIP) services and an authorized re-seller of international pre-paid telecommunication services through Interactive Media Technologies, Inc. (“IMT”), a related party. The Company now designs, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability or unified group communications. (See also Note 9, Discontinued Operations)

In November 2007, the Company formed two wholly-owned subsidiaries, VoiceInterop, Inc. and Gulf Telco, Inc. Both companies are Florida corporations. Gulf Telco had no significant operating activity during the nine month period ending June 30, 2008. All of the Company’s revenue for the 3 months ended June 30, 2008 was generated by VoiceInterop, Inc.

NOTE 2   -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc., VoiceInterop, Inc. and Gulf Telco, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 and 2006 included in the Company's Form SB-2/A filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

USE OF ESTIMATES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the reporting period. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.  As of June 30, 2008 the Company allocated $52,812 for uncollectible receivables.

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-lived assets. If and when such factors, events or circumstances indicate possible impairment to long lived-assets the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations.

CONCENTRATION OF CREDIT RISK

Cash

The Company currently maintains cash balances at one banking institution. Balances maintained are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. From time to time, the Company has maintained cash balances in excess of federally insured limits.

Accounts Receivable

The Company’s accounts receivable balance, as of June 30, 2008, consists of one customer who accounts for approximately 98% of the outstanding balance. The Company has classified this receivable as a doubtful receivable.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customers; software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured under contract to the Company’s  specifications and installation and integration of the hardware and software into a unified communication application.

The Company also provides systems integration support to customers under separate contracts varying from one to three years and recognizes revenue on a straight line basis over the term of the agreement.

The arrangements between the Company and their customers often involve the delivery or performance of multiple products, services, and rights to use assets (software and licenses), and performance may occur at different points in time over different periods of time. Typically, the arrangements include initial installation, initiation, or activation services and involve consideration in the form of a fixed fee or a fixed fee coupled with a continuing payment stream for support services under a separate agreement. While the basis of revenue arrangements with multiple deliverables is substantially governed by the FASB’s Emerging Issues Task Forces No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), we divided revenue arrangements with multiple deliverables into separate units of accounting if the deliverables in the arrangement have standalone value to the customer, the objective and reliable evidence of fair value exists, and the general right of return relative to the delivered item delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. Revenues derived from software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2 , “Software Revenue Recognition,” and SOP No. 98-9 , “Modifications of SOP No. 97-2 , Software Revenue Recognition with Respect to Certain Transactions." For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable.

Revenues from installation services are recognized upon completion. Once installed customers may at their option elect to purchase additional functionality or upgrades to either the hardware or software installed by the Company or directly from third parties. In certain cases, our software vendors may offer separate software service agreements which entitle customers to future upgrades but such agreements, if any  are not considered part of the original arrangements and are recognized separately.

The Company’s obligations under its systems integration support contracts vary  by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract it is classified as a current liability, if longer it is classified as both a current and non-current liability. The deferred revenues at  June 30, 2008 represents one service contract that has 27 months remaining until expiration (Note 5). No other service contracts are in effect at June 30, 2008.

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, deferred liabilities and due from related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INCOME TAXES

The Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records valuation allowance to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

NOTE 3   -

GOING CONCERN

Since inception in 1999, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the financial statements, the Company incurred a net loss of $485,266 for the quarter ended June 30, 2008 and for the years ended September 30, 2007 and 2006, the Company incurred net losses of approximately $1,245,000 and $802,000 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

During 2007 the Company exited the business of providing pre-paid VoIP services and concentrated its operations on the installation of  unified group communication solutions for public and private enterprises. The Company is building an Application Service Provider or “Hosted” solution for voice interoperability or unified group communications. These changes and the related research and development expenses required the Company to rely on equity and debt financing to supplement cash flow from operations. Management believes its new business strategy and the anticipated increase in revenue and gross margins will enable it to alleviate some of the liquidity and profitability issues above.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4  -

NOTES PAYABLE – RELATED PARTY

The Company has a note payable of $37,565 due to an officer. The note bears interest at 10% per year and matures on September 30, 2008.

NOTE 5   -     DEFERRED REVENUES

Deferred revenues represent a support service agreement with 27 months remaining until expiration. The Company also deferred approximately $1.1 million in revenues collected on a single contract as the software license related to the project had not been transferred to the customer as of June 30, 2008. The Company’s costs associated with the licenses were recorded as prepaid expenses at June 30, 2008. Deferred revenues as of June 30, 2008 consisted of the following:

Current deferred revenue	$1,121,732
Long-term deferred revenue	18,750
Deferred revenues	$1,140,482

NOTE 6   -     EQUITY TRANSACTIONS

Units

During the three months ended March 31, 2008, the Company sold 1,355,000 units of the Company’s securities at $0.10 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at $0.20 per share. The warrants expire on December 31, 2010.

Units Issued to Consultants

During the three months ended June 30, 2008, the Company issued 50,000 units of the Company’s securities to one non-employee in exchange for services valued at $5,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at $0.20 per share. The warrant expires on December 31, 2010.

Units Issued to Note Holders

During the three months ended June 30, 2008, three note holders converted $225,000 of promissory notes into 2,250,000 shares of common stock of the Company and 2,250,000 warrants to purchase common stock of the Company. The warrants expire on December 31, 2010.

Warrants Issued to Consultants

During the three months ended June 30, 2008, the Company issued warrants to non-employees to purchase 50,000 shares of common stock in exchange for services valued at $500.

NOTE 7  -

RELATED PARTY TRANSACTIONS

The Company leases it office space from another entity that is also a stockholder. Rent expense to the related party was $25,069 for the three months ended June 30, 2008.

In January 2008, one of the Company’s subsidiaries, Gulf Telco, Inc., entered into a 10-year “Management Outsource Agreement” with a Kuwait Company, Phantom Telecom, Co. (“PTC-Kuwait”). The agreement provides the Company the opportunity to receive a percentage of telecommunication services net-revenue generated by PTC-Kuwait and reimbursement of certain designated expenses. The agreement is subject to conditions and requirements imposed by the Ministry of Communications in Kuwait. The Company is obligated to provide staff and technical resources and equipment to fulfill its obligations under the agreement. As consideration to secure exclusive long-term rights under the agreement the Company issued PTC-Kuwait 1,000,000 shares of restricted common stock and a warrant to purchase an additional 3,000,000 shares of the Company’s common stock at an exercise price of $.33 per share. The warrants expire December 31, 2008.

NOTE 8 -    SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company received payment in full satisfaction of a note receivable and sold additional non-core hardware and software assets previously used in discontinued operations to the same party totaling $55,953. The Company will recognize a loss of approximately $22,000 on the sale of these assets.

Subsequent to June 30, 2008, the Company authorized, for a limited time, any existing warrant holders to exercise outstanding warrants at a uniform price of $0.03 per share. At the end of the period authorized (August 22, 2008) the Company had issued an aggregate of 5,930,000 shares and received total proceeds of $177,900.

On August 22, 2008, the Company entered into a non-exclusive agreement with an independent financial advisor to assist the Company is securing capital. The Company issued 200,000 shares of common stock to the Consultant as partial consideration for the agreement and is obligated to pay a monthly cash advance for expenses.

NOTE 9 -    DISCONTINUED OPERATIONS

In August 2007, the Company sold certain hardware and software to Interactive Media Technologies, Inc., (IMT) an affiliate and shareholder of the Company. The hardware and software was integral to the Company’s ability to provide pre-paid VoIP telecommunication services. As a result of the sale, the Company effectively exited that specific line of business and reported results no longer include any revenues or expenses from VoIP related operations.

The Company recognized sales from telecommunications services as services were provided. Services consisted primarily of VoIP telecommunication measured in units of time (e.g., minutes) and therefore the primary criterion for the recognition of revenues was the usage of time by customers. Cost of revenue included the cost of capacity associated with the revenue recognized within the corresponding time period.

The components of the loss from discontinued operations, net of income taxes, are presented below for the three months ended June 30:

	2008	2007

Revenues	-	$ 591,288
Cost of revenues	-	547,527
Gross profit	-	43,761
Operating expenses
Selling	-	32,464
General and administrative	-	201,910
Research and development	-	-
Depreciation	-	10,000
Total operating expenses	-	(200,613)
Loss from discontinued operations
before income taxes	-	(200,613)
Provision for income taxes	-	-
Loss from discontinued operations	$ -	$(200,613)

The components of the loss from discontinued operations, net of income taxes, are presented below for the nine months ended June 30:

	2008	2007

Revenues	$ 22,867	$ 1,504,621
Cost of revenues	27,537	1,301,655
Gross profit	(4,670)	202,966
Operating expenses
Selling	-	114,114
General and administrative	20,483	490,619
Research and development	-	7,883
Depreciation	-	23,418
Total operating expenses Interest expense	20,483 -	636,034 (7,326)
Loss from discontinued operations
before income taxes	(25,153)	(440,394)
Provision for income taxes	-	-
Loss from discontinued operations	$ (25,153)	$ (440,394)

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. Originally formed as a website developer, the Company ceased operations in 2002. In 2005, the Company commenced operations as a provider of Voice Over Internet Protocol (VoIP) services. In 2007 the Company elected to exit the international VoIP business and concentrate on providing unified group communication solutions. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., now designs, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The Company’s net loss from continuing operations increased $246,689 during the three months ended June 30, 2008 when compared to the same period in the prior year. The primary reasons for this increase were lower revenues and increased selling and administrative expenses.

Revenues

Revenues were $11,966 for the three months ended June 30, 2008 as compared to $27,334 for the three months ended June 30, 2007. The decrease was primarily due to lack of sales. The Company has entered into a unified communications contract with a customer for which delivery and installation is not yet complete, thus the Company has not recognized any revenue relating to the contract for the quarterly period ended June 30, 2008. The contract includes the sale of software for $1,106,000 which amount has been treated as deferred revenue because installation of the software has not been completed by the Company’s customer.

Cost of Revenues

Cost of revenues was $13,178 for the three months ended June 30, 2008 as compared to $21,057 for the three months ended June 30, 2007. The decrease was due to minimal sales activity during the period, as the Company was focusing its efforts on developing its unified communications business and is experiencing longer sales cycles than anticipated.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $478,604 compared to $231,625 for the three months ended June 30, 2008. This increase resulted from the Company’s increased spending on sales and administrative expenses.

Loss from Operations

Loss from continuing operations for the three months ended June 30, 2008 was $485,266 compared to a loss of $232,675 for the three months ended June 30, 2007. The increase in loss from operations in 2008 versus 2007 was due to the Company’s products just emerging from the research and development process and contract manufacturing not yet ramped up. A lack of sales activity in unified communication solutions also contributed to the increased loss.

Loss from Discontinued Operations

Loss from discontinued operations was $0.00 for the three months ended June 30, 2008 and $200,613 for the three months ended June 30, 2007.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $485,266 for the three months ended June 30, 2008 compared to a net loss of $433,288 for the three months ended June 30, 2007. Net loss per common share was $0.013 and $0.017 for the three months ended June 30, 2008 and 2007, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2007

The Company’s net loss increased $886,159 during the nine months ended June 30, 2008 when compared to the nine months ended June 30, 2007. The primary reasons for this increase were increased administrative expenses, core products being in the development stage, lack of sales and lack of completion of existing projects.

Revenues

Revenues from current operations were $254,555 for the nine months ended June 30, 2008 as compared to $27,334 for the nine months ended June 30, 2007. The increase was due to the fact that the Company had only entered the unified communications business in May 2007. Revenues from discontinued operations were $22,867 and $1,504,620 for the nine months ended June 30, 2008 and 2007 respectively.

Cost of Revenues

Cost of revenues was $194,950 for the nine months ended June 30, 2008, as compared to $21,057 for the nine months ended June 30, 2007. Gross profits were $59,605 and $21,057 for the nine months ended June 30, 2008 and 2007 respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2008 were $1,484,420 compared to $546,623 for the nine months ended June 30, 2007. This large increase resulted primarily from the Company ramping up its unified communications business during 2008 while just starting the business in 2007.

Loss from Operations

Loss from operations for the nine months ended June 30, 2008 was $1,463,454 compared to a loss of $546,623 for the nine months ended June 30, 2008. The increase in loss from operations in 2008 versus 2007 was due primarily to the Company’s continuing development of its core products, lack of sales and lack of completion of existing projects.

Loss from Discontinued Operations

Loss from discontinued operations was $25,153 for the nine months ended June 30, 2008 and $440,396 for the nine months ended June 30, 2007.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $1,463,454 for the nine months ended June 30, 2008 compared to a net loss of $992,536 for the nine months ended June 30, 2007.  Net loss per common share was $0.042 and $0.043 for the nine months ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $902,708 for the nine months ended June 30, 2008 compared to $910,852 for the nine months ended June 30, 2007. The principal reason for relatively little change in net cash used was an increase of $1,140,482 in deferred revenue and a related increase in prepaid expenses of $775,499.

The Company’s net cash from investing activities was $35,475 for the nine months ended June 30, 2008 compared to $98,677 net cash used in investing activities for the nine months ended June 30, 2007. The improvement in cash provided is due to the proceeds from the sale of assets from discontinued operations in 2008 and relatively minor equipment purchases in 2008 as compared to 2007.

The Company’s net cash provided by financing activities was $714,765 for the nine months ended June 30, 2008 compared to $1,102,757 for the nine months ended June 30, 2007. The decrease was due to decreased levels of debt and equity financing activity.

The Company’s obligations are being met on a month-to-month basis as cash becomes available. There can be no assurance that the Company’s present flow of cash will be sufficient to meet current and future obligations.

The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company being able to have substantially increased revenues and raising substantial additional capital through the sale of its equity or debt securities. There can be no assurance that the Company will be successful in accomplishing any of the foregoing.

The Company believes that in order to fund its business plan, it will need approximately $2 million in new equity or debt capital. In the past, in addition to revenues and deferred revenues, the Company has obtained funds from the private sale of its debt and equity securities. The Company intends to continue to seek private financing from its existing stockholders and others.

The costs to operate the Company’s current business are approximately $167,000 per month. In order for the Company to cover its monthly operating expenses, we would have to generate revenues of approximately $500,000 per month. Accordingly, in the absence of revenues, the Company will need to secure $167,000 in equity or debt capital each month to cover its overhead expenses. In order to remain in business for one year without any revenues the Company would need to secure $2 million in equity or debt capital. If the Company is unsuccessful in securing sufficient capital or revenues, the Company would have to cease business in approximately 60 days.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management’s Discussion and Analysis contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii)its strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the Company’s plans, objectives and expectations for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that the Company’s objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risk associated with such lack of segregation is low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management may reevaluate this situation as circumstances dictate.

The was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4T. Controls and Procedures.

Reference is made to the response to Item 4 above.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008 a holder of the registrant’s convertible promissory note in the face amount of $25,000 converted the note into 250,000 shares of the registrant’s common stock and a warrant for the purchase of 250,000 shares of the registrant’s common stock at $.20 per share. The warrant expires on December 31, 2010.

From March thru May 2008, the registrant sold 1,405,000 shares of its common stock and warrants for the purchase of 1,405,000 shares of its common stock, to eleven private investors for $140,500. The warrants are exercisable at $.20 per share and expire on December 31, 2010.

In June 2008 the registrant sold 150,000 shares of its common stock and warrants to purchase 150,000 shares of its common stock to one private investor for $15,000. The warrants are exercisable at $.20 per share and expire on December 31, 2010.

In June 2008 two holders of the registrant’s convertible promissory notes in the face amount of $100,000 each converted their notes into 1,000,000 shares of the registrant’s common stock and a warrant for the purchase of 1,000,000 shares of the registrant’s common stock at $.20 per share. The warrants expire on December 31, 2010.

There were no principal underwriters.

The registrant claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each of the purchasers was, at the time of the purchaser’s respective purchase, an accredited investor, as that term is defined in Regulation D under the Securities Act of 1933, and had access to sufficient information concerning the registrant and the offering.

Item 6.  Exhibits.

3.02	Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)
3.03	Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)
3.04	Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)
3.05	Articles of Amendment to Articles of Incorporation filed May 9, 2008. (2)
3.06	Bylaws. (1)
31.1	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (3)
32.1	Section 1350 Certification of Larry Reid (3)

__________________________________

(1)

Filed as an exhibit to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 and hereby incorporated by reference.

(3)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: September 5, 2008	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer