Form 10-K
period 2008-09-30
Cleartronic, Inc.
filed 2009-01-20
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 333-135585

CLEARTRONIC, INC.

(Exact name of registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0958798 (I.R.S. Employer Identification No.)

8000 North Federal Highway, Suite 100 Boca Raton, FL (Address of principal executive offices)	33487 (Zip Code)

(561) 939-3300 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                 Accelerated filer ☐

Non-accelerated filer ☐                  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $.125. Reference is made to the response to Item 12 of this Annual Report.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 51,652,581 shares of common stock as of January15, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Disclosure under captions Risk Factors” and “Forward Looking Statements,” to the extent not superseded by the disclosure in this Annual Report, in the registrant’s prospectus dated August 7, 2008 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 is incorporated by reference to Part I of this Annual Report.

PART I

Item 1.

  Description of Business.

Explanatory Note

We do not have sufficient capital to engage in any of the present or proposed business activities described below. The costs to operate our business are approximately $100,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $300,000 per month Accordingly, in the absence of revenues, we will need to secure $100,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $1.2 million in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be unable to resume any business activities. We have not obtained any commitments for additional capital and there can be no assurance that we will be able to obtain any additional capital on terms not unfavorable to us, if at all.

To the extent not superseded by the disclosure in this Annual Report, the disclosure under captions “Risk Factors” and “Forward Looking Statements,” in the registrant’s prospectus dated August 7, 2008 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 is hereby incorporated by reference.

In this Annual Report, “Cleartronic,” “we,” “us,” “our” and “the company” refer to Cleartronic, Inc., a Florida corporation, and its wholly owned subsidiaries, unless the context otherwise requires.

Overview

From March 2005 to October 2007 we were primarily engaged in providing telecommunications services to our customers employing Voice over Internet Protocol (VoIP) technology. In October 2007 we sold substantially all of our assets utilized in that business.

We have been a provider of Internet Protocol, or IP, unified group communication solutions. The products used in our solutions include our own proprietary products as well as products from other software and hardware vendors. An integral component of our unified group communication solution is WAVE™ software developed by Twisted Pair Solutions, Inc. of Seattle, WA.

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system. We have considered all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions have requires the integration of WAVE software as a core component. We have designed, built and installed four unified group communication solutions as of the date of the filing date of this Annual Report, all of which utilize WAVE software.

Revenue from these installations has been generated from the amount we charged to design, build, install and support a system. We have also generated revenues from maintenance and support contracts once a unified group communication solution has been installed and tested.

We have also sold our proprietary line of IP Gateways which we have branded the AudioMate 360 Series. These units are designed to be sold direct to end-users and we intend to establish an authorized dealer network in 2009. Since we began production of these gateways in the fall of 2008  we have sold the units to approximately twelve end-users.

In January 2008, through a wholly owned subsidiary, we entered into a ten year “Management Outsource Agreement” with a Kuwait Company, Phantom Telecom, Co. (PTC-Kuwait). The agreement provided us the opportunity to receive a percentage of telecommunication services net-revenue generated by PTC-Kuwait and reimbursement for certain designated expenses. The agreement was subject to conditions and requirements, including those imposed by the Ministry of Communications in Kuwait. We were obligated to provide staff and technical resources and equipment to fulfill its obligations under the agreement. We expended approximately $80,000 in connection with the Management Outsource Agreement. We do not have sufficient capital to provide the necessary staff and technical resources and there can be no assurance that we will ever be able to do so. We believe that we will not receive any revenues or payments from PTC-Kuwait and our investment in the project has resulted in a total loss to us and we consider the relationship terminated.

In May 2008 we changed our corporate name from GlobalTel IP, Inc. to Cleartronic, Inc. All of our operations are conducted through our wholly owned subsidiary VoiceInterop, Inc. a Florida corporation.

Need for Unified Group Communications

Although public safety personnel regularly use cellular phones, personal digital assistants (PDAs), and other commercial wireless devices and services, we believe that these devices are currently not sufficiently suited for public safety mission critical communications during critical incidents. As an example, hundreds of firefighters and police officers rushed to rescue victims from the attack on the World Trade Center on September 11, 2001. As police and firefighters swarmed the building searching for survivors, incident commanders outside were hearing warnings from helicopters circling the scene from above that the towers were beginning to glow and were dangerously close to collapse. Radio communications were a lifeline for the hundreds of police officers who received the word to evacuate the building—all but 60 police officers escaped with their lives. Tragically, hundreds of New York firefighters did not receive that warning because they were using a different radio communications system. Unaware of the impending collapse, at least 121 firefighters, most within striking distance of safety, died. A report from the University of New Hampshire based ATLAS Project stated, “From numerous interviews gathered as part of a fire department inquiry into the events of September 11th, it would appear that noninteroperability was at least partially responsible for the loss of 343 firefighters at the World Trade Center.”

We believe that public safety officials should not depend solely on commercial communication systems that can be overloaded and which may be unreliable during critical incidents when public demand can overwhelm the systems. Public safety officials have unique and demanding communications requirements. Optimal public safety radio communication systems require:

•

Dedicated channels and priority access that is available at all times to handle unexpected emergencies.

•

Reliable one-to-many broadcast capability, which is not generally available in cellular systems.

•

Highly reliable and redundant networks that are engineered and maintained to withstand natural disasters and other emergencies.

•

The best possible coverage within a given geographic area, with a minimum of dead zones.

•

Unique equipment designed for quick response in emergency situations—dialing, waiting for call connection, and busy signals are unacceptable during critical events when seconds can mean the difference between life and death.

We believe that the WAVE software when properly used can add value, redundancy and alternative methods of communicating for radios and radio systems and the personnel who use them.

Twisted Pair Solutions, Inc.’s WAVE Software

Twisted Pair Solutions’ WAVE software has been designed to enable and manage real-time, secure group communications over the IP network, linking people and devices. WAVE connects people who are using disparate and often incompatible communications technologies, such as two-way radios, personal computers, cell phones, and IP phones, into a single, interoperable and manageable communications system via IP communications technology.

WAVE technology consists of software building blocks and development tools designed to convert all forms of communication to IP packets, use a network to carry those packets between endpoints, and build distributed intelligence and management capabilities at the network edge to connect the endpoints together. The technology converts communications from individual users’ devices into group-level IP packets that can be forwarded to other devices and users. Once brought into a WAVE domain, these interoperable communication sessions are subject to management and security controls, and may be bridged, recorded, joined into conferences, or routed to devices outside of the system.

WAVE supports both voice and data media types. In addition, status, presence and adaptive transport network management provide for rich collaboration among group communications participants. The result is that groups of people can talk and share real-time data, with full control, regardless of the devices or systems used. With audio data converted into IP packets and streamed across a network, a new set of devices can directly link together and participate simply and easily in critical communications.

We have been advised by Twisted Pair Solutions that claims based upon the WAVE technology are the subject of a patent application filed by or on behalf of it with the United States Patent and Trademark Office. There can be no assurance that any patent will be issued as a result of the application or, if issued, that it will be meaningful. Furthermore the validity of issued patents are frequently challenged by others. One or more patent applications may have been filed by others previous to the Twisted Pair Solutions’ filing which encompass the same or similar claims.

We have no right to sell, license or otherwise utilize WAVE other than through our written agreements with Twisted Pair Solutions as described below.

Our Agreements with Twisted Pair Solutions, Inc.

Reseller Agreement

In May 2006, we entered into a reseller agreement with Twisted Pair Solutions. Subject to the terms and conditions of the agreement, Twisted Pair Solutions appointed us as a nonexclusive authorized worldwide reseller of its products. We have the right to purchase products from Twisted Pair Solutions and to resell the products to end users.

We have agreed to provide all necessary implementation services and support, including but not limited to the tools, expertise, and resources required for design, installation, integration, and/or upgrades, for all products sold by us as a reseller through either our own internal resources or contracting with Twisted Pair Solutions’ approved subcontractor partners. We do not now have and there can be no assurance that we will ever have the resources to perform the required implementation services and support.

We have further agreed to maintain trained sales representatives and sales and integration engineers in the number determined by Twisted Pair Solutions. We do not now have and there can be no assurance that we will ever have the resources to maintain such representatives and engineers.

For each product we resell, we are responsible for either the sale of the appropriate annual renewal and update subscription or submittal to Twisted Pair Solutions of written waiver of software updates signed by the end user. In the event an end user purchases or renews the update subscription directly from Twisted Pair Solutions, we will not receive any compensation associated with the sale.

Twisted Pair Solutions has granted to us a non-exclusive, limited license during the term of the agreement to use both Twisted Pair Solutions’ name and any stylized form or logo used by Twisted Pair Solutions and the applicable product trademarks solely in connection with our distribution, advertising and promotion of the products. The exclusive ownership of the trademarks has been retained by Twisted Pair Solutions.

The prices we pay for the products will be set by Twisted Pair Solutions. Twisted Pair Solutions may change prices, discount schedules, and any other similar terms on sixty days notice to us. Subject to Twisted Pair Solutions’ ability to impose maximum resale price limitations, we are free to determine our resale prices. There can be no assurance that the prices we are required to pay to Twisted Pair Solutions or the maximum resale price limitations will not significantly adversely affect our ability to make sales or operate profitably.

Other than with respect to patents, each party’s liability to the other party under the agreement is limited to the total payment made by us to Twisted Pair Solutions in the most recent full calendar year. In the event that any claims are successfully made against us with respect to Twisted Pair Solutions’ products, it is likely that our exposure will be substantially greater than Twisted Pair Solution’s obligation to us.

The agreement may be terminated by Twisted Pair Solutions or us at any time without cause upon thirty days prior written notice to the other party. If Twisted Pair Solutions were to terminate the agreement, we would not be entitled to purchase or resell any of its products under the agreement.

Application Service Provider License Agreement

In August 2006, we entered into an application service provider license agreement with Twisted Pair Solutions. Subject to the terms and conditions of the agreement, Twisted Pair Solutions granted to us a nonexclusive and nontransferable right to install, store, operate and use certain WAVE components and market and license access to those components within North America, Central America and South America directly to end users solely as a part of a hosted service operated and maintained by us. The hosted service, which we call X-Stream Access, has been  under development as described below.

Twisted Pair Solutions also granted to us the nonexclusive and nontransferable right and license to use and display certain trademarks of Twisted Pair Solutions solely in connection with and only to the extent reasonably necessary for the marketing, license of access to and support of the hosted service during the term of the agreement.

We have agreed to supply all equipment, software and services, other than the licensed WAVE components, necessary for the operation and maintenance of X-Stream Access and to operate and to maintain X-Stream Access in good working order to ensure full functionality and availability for commercial or consumer customers at least 99.5% of the time, or in the case of government customers, 99.9% of the time. We do not now have and there can be no assurance that we will ever have sufficient capital to supply the requisite equipment, software and services or maintain the requisite functionality and availability .

Although Twisted Pair Solutions has agreed to indemnify us against claims made by third parties arising from infringement of certain intellectual property rights, Twisted Pair Solutions’ total obligation to us will not exceed the amount paid by us to Twisted Pair Solutions during the previous twelve months for the licensed product giving rise to such claims. In addition, the agreement provides that Twisted Pair Solutions’ liability for direct damages for any cause whatsoever, and regardless of the form of action, shall not exceed the amount received by Twisted Pair Solutions from us during the previous twelve months for the licensed product(s) giving rise to such claim. In the event that any such claims are successfully made against us or we incur such damages, it is likely that our exposure will be substantially greater than Twisted Pair Solution’s obligation to us.

Among the fees that we are required to pay to Twisted Pair Solutions are an annual support fee, minimum monthly fees, license fees based upon revenues we receive and a commission based upon billable subscriber minutes. There can be no assurance that we will ever be financially able to pay the requisite fees to Twisted Pair Solutions.

The initial term of the agreement is five years. Unless earlier terminated for breach, or unless either party notifies the other in writing, not later than three months prior to expiration of the initial term, of its intention to terminate the agreement, the agreement will automatically renew at the end of the initial term for successive twelve month terms.

Twisted Pair Solutions may terminate the agreement upon a breach by us of any of its material terms if the breach is not cured within sixty calendar days after written notice is given to us. Twisted Pair Solutions may also terminate the agreement if we fail to meet our payment obligations under the agreement and the failure continues for thirty days following written notice and demand from Twisted Pair Solutions.

Sale Of Unified Group Communication Solutions

We offer to design and customize, standards based audio and voice collaboration solutions for prospective customers that will result in a unified group communication system. We intend to consider aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. We anticipate that substantially all of our designs for unified group communication solutions will require the integration of WAVE software as a core component. We have designed, built and installed four unified group communication solutions as of the date of this Annual Report, all of which utilize WAVE software.

Revenue from installations can be generated from the amount we charge to design, build, install and support a system. We also intend to generate revenues from a maintenance contract once a unified group communication solution is installed and tested. There can be no assurance that we will realize any meaningful levels of revenues from the design and building of unified group communication solutions in the future, if at all.

Prior to and subsequent to sales we have made to three airport authorities, we have had discussions with approximately 15 other airport authorities as well as airlines in the United States and abroad to design, build and install voice interoperability solutions. Those discussions have not resulted in any sales.

We have developed an Internet Protocol gateway which we call the AudioMate 360. The AudioMate 360 has been designed to provide an Internet Protocol gateway to users of unified group communications. The AudioMate 360 is available in different configurations which enable it to be used with various types of communications equipment.

Although other devices are available that perform the same or similar functions, we believe that our price for the AudioMate 360 is substantially lower than the prices others are presently charging for similar devices. If we are unable to provide the AudioMate 360 to our prospective customers at substantially lower prices than others are charging for similar gateways, our business will be materially adversely affected.

Hosted Unified Group Communication Services

We have begun to develop a hosted or application service provider solution for unified group communications which we refer to as X-Stream Access. We do not now have sufficient capital to continue the development process. If we successfully develop X-Stream Access, we intend to make it available to prospective customers on a monthly subscription basis. We believe that X-Stream Access can eliminate the high cost factor as a barrier to certain prospective customers who wish to implement a unified group communications system. We further believe that the cost to a prospective customer to purchase a unified group communications system that does not have the requisite equipment can range from $20,000 to as much as several hundred thousand dollars depending on the size of the enterprise and the number of endpoints to be connected. Potential X-Stream Access customers can subscribe to service for a monthly fee.

X-Stream Access, if developed, will utilize WAVE software and allow a customer’s personnel to communicate at any time, on any type of existing communication device. X-Stream Access combines WAVE™ software, information technology and telecommunications system to integrate together to provide total voice interoperability for all of an organization’s existing communication devices.

We believe X-Stream Access can be used by public safety agencies, defense departments, financial institutions and other public and private organizations. We believe that customers will find X-Stream Access to be secure and easy to deploy with minimal, if any, downtime, and be scalable for unlimited growth depending on the needs of the customer.

The key components of the X-Stream Access hosted interoperability solution are an IP gateway to convert analog signals to digital packets over a secure IP network to route inbound and outbound traffic and WAVE software.

The X-Stream Access IP Network is located at our offices in Boca Raton, Florida. We do not have the capital to maintain the network.

We believe that the benefits to prospective customers of X-Stream Access include:

•

Minimal initial investment;

•

Improvement in group collaboration by allowing personnel to communicate at any time regardless of device;

•

Communication one-to-one, one-to-many, many-to-one or many-to-many;

•

Management of costs by adding and paying for user groups and devices on a monthly basis;

•

Revitalization of existing two-way radio systems, cell phones, standard or IP telephones, PCs, and PDAs regardless of hardware, manufacturer, carrier or frequency bands;

•

Scalability to meet growing needs;

•

Simplification of communications with a managed service; and

•

Improvement in response time in critical situations.

Unless we are able to obtain significant capital or realize a significant increase in our revenues, we will not be able to continue the development of X-Stream Access. In addition, even if we are able to complete the development of X-Stream Access, there can be no assurance that it will operate as designed or that it will generate any meaningful revenues.

Sales and Marketing

We have marketed our unified group communication solutions and AudioMate 360 IP gateways through our Vice President of Sales and Marketing and a sales executive. The majority of our sales leads have come through our strategic partners and our website.

If we are able to continue our business activities, we intend to develop a network of channel partners and distributors. As of January 15, 2009, we had nine channel partners in our network. These existing and potential channel partners range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services.

We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquires that we receive from our website and if we become adequately funded, we intend to hire additional direct sales people.

Competition

The unified group communications industry is extremely competitive. Over the past year, the number companies entering our industry has increased dramatically. Competitive pricing pressures can negatively impact profit margins, if any. Competitors include Cisco Systems, Inc., Tyco Electronics Ltd., Catalyst Communications Technologies, Inc., Telex, Inc., Federal Signal Corporation and MutualLink, Inc. as well as Twisted Pair Solutions and its other resellers and licensees.

These and other potential competitors are generally large and well capitalized and have substantially more experience than we do in our industry.

We expect to face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. We may also face intense competition from cable companies which have added or are planning to add VoIP services to their existing product lines.

The traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because substantially all of our prospective customers are already purchasing communications services from one or more of these providers, our success may be dependent upon, among other things, our ability to attract target customers away from their existing providers. These potential competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer.

Our competitors’ financial resources may allow them to offer services at prices below cost or without charge in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer unified group communication services as part of a bundle that includes other products, such as VoIP telephone service, video, high speed Internet access and wireless telephone service, which we do not and cannot offer. This bundle may enable our competitors to offer unified group communication service at price levels with which we may not be able to compete or to offer functionality that integrates that service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it difficult or impossible for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

 There can be no assurance that we will be able to increase our revenues or achieve profitability.

Manufacturing and Suppliers

We have outsourced the manufacturing of our hardware products. This outsourcing has allowed us to:

•	avoid costly capital expenditures for the establishment of manufacturing operations;

•	focus on the design, development, sales and support of our hardware products; and

•	leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, we have arrangements for the production of our gateways with a contract manufacturer in Florida. Our reliance on contract manufacturers involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. Our contract manufacturers can provide us with a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. We intend to depend on our contract manufacturers to procure components and to maintain adequate manufacturing capacity.

We have also relied on a small number of suppliers for several key components utilized in the assembly of our products. For example, our contract manufacturer has purchased a key component that is essential to the production of our gateways from a single source supplier. We have not identified any alternative suppliers for that component. Our contract manufacturer has maintained relatively low inventories and acquired components only as needed. As a result, our ability to efficiently respond to customer orders, if any, may be constrained by, among other things, the then-current availability or terms and pricing of necessary components. We cannot assure you that we will be able to obtain a sufficient quantity of these components in a timely manner to meet the demands of our customers or that prices of these components will not increase. Any delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

Employees

On January 15, 2009 we had five employees, inclusive of our two executive officers. We also had three consultants, of which all were on a part time basis.

Item 1A.  Risk Factors

Not applicable.

Item 2A.  Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

If we are able to resume our business activities, our business will be dependent on our intellectual property, some of which we have developed for our software and hardware applications. We do not have any patents, trademarks or trade secret confidentiality agreements. For projects that are in development, we intend to rely on intellectual property rights afforded by trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology and other intellectual property. There is no assurance that these procedures and arrangements will be adequate in protecting our intellectual property.

We have filed a patent application with the United States Patent and Trademark Office in connection with various configurations of our AudioMate 360 Internet Protocol gateway. We may file similar patent applications in additional countries. The claims in the patent application relate to various aspects of the AudioMate 360. We do not expect to receive substantive comments from the United States Patent and Trademark Office prior to 2010.

There can be no assurance that a patent will be issued, or if issued, that it will include any meaningful claims. Furthermore the validity of issued patents are frequently challenged by others. One or more patent applications may have been filed by others previous to our filing which encompass the same or similar claims.

Because of our limited resources, we may be unable to protect a patent or to challenge others who may infringe upon a patent. Because many holders of patents in our industry have substantially greater resources than we do and patent litigation is very expensive, we may not have the resources necessary to successfully challenge the validity of patents held by others or withstand claims of infringement or challenges to any patent we may obtain. Even if we prevail, the cost and management distraction of litigation could have a material adverse affect on us.

Because Internet Protocol gateways and their related manufacturing processes are covered by a large number of patents and patent applications, infringement actions may be instituted against us if we use or are suspected of using technology, processes or other subject matter that is claimed under patents of others. An adverse outcome in any future patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using the infringed technology.

If trade secrets and other means of protection upon which we may rely may not adequately protect us, our intellectual property may become available to others. Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to us.

The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, if at all.

We lease approximately 2,840 square feet for our principal offices in Boca Raton, Florida from an unaffiliated party at a monthly rental of approximately $7,200. The lease, which provides for annual increases of base rent of 3%, expires on June 30, 2011.

We believe that other suitable facilities will be available to us upon the expiration of the lease at comparable rates.

We own computer servers, routers and telephony switches as well as office equipment such as computers, printers and software.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject. There are no such proceedings known by the registrant to be contemplated by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended September 30, 2008 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

(a)

Since November 7, 2005, our common stock has been principally traded in the over-the-counter market and has been quoted by the Pink Sheets® LLC and the Over-The- Counter Bulletin Board. The trading market is extremely limited and sporadic and should not be considered to constitute an established trading market. The following table sets forth the range of high and low bid prices for the common stock for the fiscal quarters indicated. The quotations were obtained from the Pink Sheets® LLC and the Over-The- Counter Bulletin Board.

Quarter Ended	Low	High
December 31, 2006	$.17	$.19
March 31, 2007	$.15	$.45
June 30, 2007	$.20	$.50
September 30, 2007	$.15	$.35
December 31, 2007	$.15	$.25
March 31, 2008	$.15	$.25
June 30, 2008	$.06	$.20
September 30, 2008	$.03	$.10

All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On January 15, 2009, our common stock was held of record by approximately 140 holders.

We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings for the operation and expansion of our business. Other than financial ability, we have no legal, contractual or corporate constraints against the payment of dividends. Commitments we may make in the future may, however, contractually limit or prohibit the payment of dividends.

The following table provides information as of the end of our most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

(i) All compensation plans previously approved by security holders; and

(ii) All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,950,000	$.203	8,050,000
Equity compensation plans not approved by security holders (1)	1,560,000	$.176	(2)
Total	8,510,000	$.199	(2)

_________________

(1)

The plans consist of consulting agreements.

(2)

 We may enter into additional equity compensation plans.

The following information relates to equity securities we sold during the fiscal year ended September 30, 2008 that were not registered under the Securities Act of 1933.

In December 2008, we issued warrants for the purchase of an aggregate of 1,000,000 shares of our common stock at $.275 per share to three individuals for services rendered. The warrants expire on December 31, 2011.

From October 2007 through January 2008, we sold 3,845,000 shares of our common stock to nine private investors at prices of $.10 and $.20 per share for $424,000.

In January 2008, we issued 1,000,000 shares of our common stock and warrants for the purchase of 3,000,000 shares of our common stock at $.33 per share to a Kuwaiti corporation in connection with a management outsource agreement. The warrants expired on December 31, 2008.

From February through March 2008, we sold 1,227,000 shares of our common stock to six private investors at $.10 per share for $122,700.

In March 2008, we issued warrants for the purchase of an aggregate of 500,000 shares of our common stock at $.20 per share to one individual for services rendered. The warrants expire on December 31, 2011.

In April 2008 a holder of our convertible promissory note in the face amount of $25,000 converted the note into 250,000 shares of our common stock and a warrant for the purchase of 250,000 shares of our common stock at $.20 per share. The warrant expires on December 31, 2010.

From March through May 2008, we sold 1,355,000 shares of our common stock and warrants for the purchase of 1,355,000 shares of our common stock to eleven private investors for $135,500. The warrants are exercisable at $.20 per share and expire on December 31, 2010.

In June 2008 we sold 150,000 shares of our common stock and warrants to purchase 150,000 shares of our common stock to one private investor for $15,000. The warrants are exercisable at $.20 per share and expire on December 31, 2010.

In June 2008 two holders of our convertible promissory notes in the face amount of $100,000 each converted their notes into 1,000,000 shares of our common stock and a warrant for the purchase of 1,000,000 shares of our common stock at $.20 per share. The warrants expire on December 31, 2010.

In September 2008, we issued a warrant for the purchase of 800,00 shares of our common stock at $.03 per share to a consultant for services rendered. The warrant was exercised during that month.

From August through September 2008, we sold 6,772,500 shares of our common stock at $.03 per share which resulted in aggregate proceeds of $203,175. The shares were sold upon exercise of outstanding warrants, a portion which had been repriced.

 There were no principal underwriters.

We claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each purchaser had the opportunity to inspect and copy all of the registrant’s books, records and other documents.

(b)

our first registration statement under the Securities Act of 1933 was declared effective on August 4, 2008. We have not and will not receive any offering proceeds with respect to the securities registered in the registration statement.

(c)

No class of our equity securities is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in this prospectus, the Notes thereto, and the other financial data appearing elsewhere in this document.

The information set forth in this Management’s Discussion and Analysis contains certain “forward-looking statements,” including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities and (iii) the our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that our objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that our actual  results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

We report results on a fiscal year ending September 30. For ease of reference within this section, 2008 refers to the fiscal year ended September 30, 2008 and 2007 refers to the year ended September 30, 2007.

Overview

From inception on November 15, 1999 through February 28, 2005 we were a development stage company or inactive, generated no revenue and incurred cumulative net losses of $488,642. In February 2005, we acquired certain VoIP assets from Interactive Media Technologies, Inc. (“IMT”) under an Asset Purchase Agreement. These assets enabled us to begin generating revenue by providing VoIP services to customers. Due to increased competition and additional government regulation and taxation it became increasingly difficult to earn a profit marketing VoIP services and in August and October 2007 we sold certain equipment and software used to operate the VoIP business, the proceeds of which were used to reduce our liabilities. These assets were not then being utilized by us. Following the asset sale we decided to concentrate on marketing unified group communications services to public and private enterprises, market our Audiomate 360 series of IP gateways and to continue to develop an application service provider solution for voice interoperability.

We have provided Internet Protocol, or IP, unified group communication solutions for enterprises. The products used in our solutions include our own proprietary products as well as products from other software and hardware vendors. An integral component of our unified group communication solution is WAVE™ software developed by Twisted Pair Solutions, Inc. of Seattle, WA.

We have designed and customized, standards based audio and voice collaboration solutions for prospective customers that will result in a for unified group communication systems. We consider all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions require the integration of WAVE software as a core component. We have designed, built and installed four unified group communication solutions as of the date of this filing all of which utilize WAVE software.

We have marketed our products and services primarily through a Vice President of Sales and Marketing and one in house sales executive. We intend to develop a network of channel partners and distributors which when and if established we believe will increase the revenue we receive from the sale of our products and services.

We outsource the manufacturing of our products to a contract manufacturer. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and on-going expenses required to establish and maintain a manufacturing operation. Our AM360 gateways are manufactured by a contract manufacturer located in Pompano Beach, Florida. Our contract manufacturer provides us with a range of operational and manufacturing services, including component procurement, final testing and assembly of our products. We work closely with our contract manufacturer to manage the cost of components, since our total manufacturing costs are directly tied to component costs. We do not provide forecasts to our contract manufacturer, and we order products from our contract manufacturers on an as needed basis. We do not maintain a large finished goods inventory which limits our ability to fill customers' orders should they demand product quickly.

Our plans to continue our business and make investments in certain areas as described below are contingent upon substantial amounts of capital becoming available to us. We do not now have any such capital and there can be no assurance that we can obtain any capital on terms not unfavorable to us, if at all.

We are headquartered in Boca Raton, Florida and all of our personnel work at this location.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

Estimates and Assumptions The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Revenue Recognition and Deferred Revenue - The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. in order to encompass EITF No. 00-21 , Revenue Arrangements with Multiple Deliverables ( EITF No. 00-21 ). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements. Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. Revenues derived from software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2 , “Software Revenue Recognition,” and SOP No. 98-9 , “Modifications of SOP No. 97-2 , Software Revenue Recognition with Respect to Certain Transactions." For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable.

The Company’s obligations under its service contracts vary by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract it is classified as a current liability, if longer it is classified as a non-current liability. Installation services and integration are recognized upon completion.

Inventory  Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-In, first-out basis.

Stock Compensation Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Basis of Presentation

Revenue.    We have derived  our revenue from sales of our unified group communication solutions, AudioMate 360 sales and related support and services. Our typical solution sale included a combination of third party hardware, WAVE software and installation and integration services. Channel partners buy our products directly from us. Prices to a given channel partner for hardware and software products depend on that channel partner’s volume, as well as our own strategic considerations.

Support and services revenue has primarily consisted of post-contractual support and maintenance contracts. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and maintenance releases issued during the support period. Post-contractual support also includes both Internet and phone-based technical support. Post-contractual support revenue is recognized ratably over the contractual service period.

Cost of revenue.    Cost of product revenue consisted primarily of hardware costs, royalties and license fees for third-party software included in our systems, salary and related overhead costs of operations personnel and  freight. The majority of these costs vary with the unit volumes of product sold. Cost of support and services revenue consists of salary and related overhead costs of personnel engaged in support and services, and hence is substantially fixed in the near term.

Research and development expenses.    Research and development expenses primarily included personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and facilities expenses. Research and development expenses are recognized when incurred. We have devoted substantial resources to the development of additional functionality for existing products and the development of new products and related software applications. We intend to continue to make significant investments in our research and development efforts because we believe they are essential to maintaining and improving our competitive position. Accordingly, we expect research and development expenses to continue to increase in absolute dollars.

Sales and marketing expenses.    Sales and marketing expenses primarily included personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and the number of our channel partners to enable us to expand our business. In conjunction with channel partner growth, we plan to increase the investment in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category.

General and administrative expenses.    General and administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Our general and administrative expenses  have primarily included personnel costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense, software amortization costs, depreciation expense and facilities expenses. In addition, as if we are able to continue and then we expand our business, we expect to increase our general and administrative expenses.

Other income (expense).    Other income (expense) has primarily consisted of interest and finance charges paid and other miscellaneous income (expenses).

Income tax provision.    We recognize income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances

Results of Continuing Operations - 2008 compared to 2007

Revenues

Revenues increased to $426,821 during 2008 from $138,354 during 2007, a 208% change, which was primarily attributable to increased sales of our products and services from devoting a full year to sales and marketing of our products and services in 2008 compared to six months in 2007. We also secured agreements with existing and new customers which were recorded, in part, as deferred revenue.

Cost of Revenue and Gross Margin

Cost of revenues increased 353% from $67,967 during 2007 to $308,098 during 2008 and gross margin increased 69% from $70,407 to $118,723 in the same respective periods.  Purchases of third party equipment and software were the primary reason for the increase in cost of revenue. Gross margins decreased from 50.8% during 2008 to 27.8% in 2007. The decrease in gross margin was primarily attributable to the majority of gross revenue consisting of sales of third party equipment and software in 2008 while proprietary software and custom development work made up the majority of sales in 2007. Proprietary software and custom development carry significantly higher margins.

Operating Expenses

Operating expense increased to $2,164,023 during 2008 from $714,141 during 2007 representing a 165% increase. Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation.

 Selling expenses increased 249% primarily due to increased sales and marketing efforts in unified group communications business.

Administrative expenses increased 401% due to stock compensation, additional staffing in engineering and support services, increased rent due to leasing additional office space, increased professional fees and increased consulting fees for marketing, engineering and financial services

Research and development expenses were 11% higher in 2008 primarily due to larger expenditures for our X-Stream Access hosted group communications solution and continued development of the AM-360 family of IP gateway devices.

Depreciation expenses decreased 30% primarily due to the disposition of non-core assets that occurred in 2008.

Interest and other expenses

Interest expense was $19,949 and $26,585 for 2008 and 2007, respectively. Other expenses  $6,058 and $0.00 for 2008 and 2007, respectively.

Loss from Disposition of Assets

We sold virtually all of our non-core assets in 2007 and 2008 resulting in a loss of $12,475. In 2007 we realized a gain of $209,888 from the sale of non-core assets.

Losses from Continuing Operations

Losses from continuing operations were $2,108,480 and $670,319 for 2008 and 2007 respectively. The increase was primarily due to increased selling and administrative expenses related to the unified group communications business and increased stock compensation

Loss from Discontinued Operations

Losses from discontinued operations were $25,153 and $574,784 for 2008 and 2007, respectively. The 2008 loss was primarily attributable to administrative expenses incurred in winding down our VoIP business.

Net Loss

Net losses were $1,812,944 and $1,245,103 for 2008 and 2007, respectively.

Trends and Uncertainties

We have chosen to concentrate on developing the business of providing unified group communication solutions to public and private enterprises, including marketing our AudioMate 360 series of Internet Protocol gateways and bringing our hosted interoperability service, X-Stream Access, to market. Our ability to grow our unified communications business, market our AudioMate 360 gateways and bring our X-Stream Access product to market is critical to our future financial position and operations.

In order to market our services and generate meaningful revenue, we will need to hire additional employees over the next six months. There can be no assurance that we will have the financial and other resources to be able to attract qualified personnel or retain our current employees.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $132,114 during the fiscal year ended September 30, 2008 to $20,711. Net cash used in operating activities for the fiscal year ended September 30, 2008 was $1,134,913 as compared to $1,332,595 for the prior fiscal year due primarily to an increase in operating expenses, lower margins and research and development expenses. We funded our operating activities during the year through financing activities that generated net proceeds of $913,900.

At September 30, 2008 our total liabilities were approximately $1,421,242 which included $1,037,126 in deferred revenue and $39,000 in notes payable. The current portion of deferred revenue was $1,022,126. Approximately $1,007,126 of that current portion will be recognized in Quarters 1 and 2 of fiscal year 2009.

Based on our initial unified communication installations, the development of our AudioMate 360 series of IP gateways, and, anticipated completion of the development of our hosted X-Stream Access service, we have developed a business plan. The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers. In addition, we intend to market our AudioMate 360 series of IP gateways and, if fully developed, our X-Stream Access managed services both directly to clients and through strategic partners. Our strategic partners have introduced us to customers in the past and we will continue to rely on them to introduce us to additional customers. We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquires that we receive from our website and if, we have sufficient available funds, we intend to hire direct sales people. Our business plan further calls for us to seek additional strategic partners such as consulting firms, equipment manufacturers and communications companies.

We believe that in order to fund our business plan, we will need approximately $1.5 million in new equity or debt capital. In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities. We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities. Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future. We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $100,000 per month. In order for us to cover our monthly operating expenses, we would have to generate approximately $300,000 per month in revenue. Accordingly, in the absence of sufficient revenues, we will need to secure $100,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $1.2 million in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be able to resume our business activities.

On September 30, 2008, we had current assets of $833,672 and current liabilities of $1,406,242. Our current assets on that date included approximately $709,831 in prepaid expenses and our current liabilities included $1,022,126 in deferred revenue.

Our independent certified public accountants have stated in their report on our audited financial statements for the fiscal year-end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. There can be no assurance that any funds will be available to us, or if available, that they will be sufficient to fund our capital expenditures, working capital and other cash requirements. Furthermore there can be no assurance that any such additional funding that may be available can be obtained on terms not unfavorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

Recent Developments

We have established an Accounts Receivable Credit Facility with a Factoring company. This facility allows us to factor up to $500,000 of our accounts receivable that are accepted by the factoring company. We believe that this facility will allow us to better manage our cash flow.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GlobalTel IP, Inc.

Boca Raton, Florida

We have audited the accompanying balance sheet of GlobalTel IP, Inc., a Florida corporation, as of September 30, 2007, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ending September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalTel IP, Inc., as of September 30, 2007, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ribotsky Levine & Company, CPAs

Certified Public Accountants

Miami, Florida

February 4, 2008

====================================================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cleartonic, Inc. and Subsidiaries

Boca Raton, FL

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiaries as of September 30, 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a loss from continuing operations of $2,083,327 and a net loss of $2,108,480 for the year ended September 30, 2008. The Company also had a working capital deficiency of $4,981,396 and a stockholders’ deficit of $ 471,797 at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer Weisman and Associates, LLP

Davie, Florida

January 9, 2009

CLEARTRONIC, INC. AND SUBSIDIARIES
BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007

ASSETS

	2008	2007
Current assets:
Cash	$ 20,71	$ 152,825
Accounts receivable, net	54,321	14,024
Inventory	48,809	130,182
Prepaid expenses and other current assets	704,356	32,422

Total current assets	828,197	329,453

Property and equipment, net	121,248	282,429

Total assets	$ 949,445	$ 611,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 243,579	$ 236,847
Accrued expenses	101,537	69,635
Deferred revenue, current portion	1,022,126	-
Notes payable - stockholder	-	225,000
Notes payable - related party	39,000	15,000

Total current liabilities	1,406,242	546,482

Deferred revenue, net of current portion	15,000	-

Total liabilities	1,421,242	546,482

Stockholders' equity (deficit):
Common stock - $.001 par value; 750,000,000 shares authorized,
48,165,081 and 30,365,581 shares issued and outstanding, respectively	48,165	30,366
Additional paid-in capital	4,466,909	2,907,950
Stock subscription receivable	(5,475)	-
Accumulated Deficit	(4,981,396)	(2,872,916)

Total stockholders' equity (deficit)	(471,797)	65,400

Total liabilities and stockholders' equity (deficit)	$ 949,445	$ 611,882

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Revenue	$ 426,821	$ 138,354

Cost of revenue	308,098	67,947

Gross profit	118,723	70,407

Operating expenses:
Selling expenses	205,109	58,691
Administrative expenses	1,619,826	322,873
Research and development	289,038	261,080
Depreciation	50,050	71,497

Total operating expenses	2,164,023	714,141

Other income (expenses)
Interest and other income	3,699	-
Interest and other (expense)	(19,494)	(26,585)
(Loss) on disposal of equipment	(12,475)	-
(Loss) on early pay off of notes receivable	(9,757)	-
Total other (expenses}	(38,027)	(26,585)

(Loss) from continuing operations	(2,083,327)	(670,319)

(Loss) from discontinued operations	(25,153)	(574,784)

Net (loss)	$ (2,108,480)	$ (1,245,103)

Net (loss) per common share - basic and diluted
(Loss) from continuing operations	$ (0.056)	$ (0.028)
(Loss) from discontinued operations	$ (0.001)	$ (0.024)

Weighted average number of shares outstanding
- basic and diluted	36,989,256	24,357,069

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

			Additional	Stock
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amount	capital	Receivable	deficit	Total

BALANCE AT OCTOBER 1, 2006	22,301,425	$ 22,301	$ 1,495,082	$ (10,000)	$(1,627,813)	$ (120,430)

Collection of stock subscription receivable	-	-	-	10,000	-	10,000
Shares issued for cash	7,572,500	7,573	1,312,429	-	-	1,320,002
Shares issued for cancellation of notes payable	250,000	250	49,750	-	-	50,000
Shares issued for non-employee services	241,656	242	22,289	-	-	22,531
Warrants issued for non-employee services	-	-	17,900	-	-	17,900
Stock options issued under Plan	-	-	10,500	-	-	10,500
Net loss for the year ended September 30, 2007	-	-	-	-	(1,245,103)	(1,245,103)

BALANCE AT SEPTEMBER 30, 2007	30,365,581	30,366	2,907,950	-	(2,872,916)	65,400

Shares issued for cash	6,527,000	6,527	685,673	-	-	692,200
Shares issued for non-employee services	2,250,000	2,250	138,750	-	-	141,000
Shares issued for note conversion	2,250,000	2,250	222,750	-	-	225,000
Shares issued for warrant exercise	6,772,500	6,772	196,403	(5,475)	-	197,700
Warrants issued for non-employee services	-	-	263,771	-	-	263,771
Stock options issued under Plan	-	-	51,612	-	-	51,612
Net loss for the year ended September 30, 2008	-	-	-	-	(2,108,480)	(2,108,480)

BALANCE AT SEPTEMBER 30, 2008	48,165,081	$ 48,165	$ 4,466,909	$ (5,475)	$(4,981,396)	$ (471,797)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Net (Loss)	$ (2,108,480)	$ (1,245,103)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Bad debts	57,784	4,000
Depreciation	50,050	98,173
Loss (Gain) on sale of equipment	12,475	(209,888)
Loss on early pay off of notes receivable	9,757	-
Common stock and warrants issued for services	404,771	40,431
Stock options issued under Plan	51,612	10,500
(Increase) decrease in assets:
Accounts receivable	(98,081)	23,215
Inventory	81,373	(130,182)
Prepaid expenses and other current liabilities	(671,934)	20,558
Other assets	-	2,000
Increase (decrease) in liabilities:
Accounts payable	6,732	130,717
Accrued expenses	31,902	9,385
Commissions payable	-	(10,423)
Deferred revenue	1,037,126	(75,978)
Net cash (used in) operating activities	(1,134,913)	(1,332,595)

Cash Flows From Investing Activities:
Purchases of equipment	(35,797)	(154,182)
Collections on note receivable	58,243	-
Proceeds from sale of property and equipment	66,453	-
Net cash provided by (used in) investing activities:	88,899	(154,182)

Cash Flows From Financing Activities
Borrowing from related party, net	24,000	-
Proceeds from notes payable	-	290,000
Proceeds from issuance of common stock	889,900	1,320,002
Collection of stock subscription receivable	-	10,000
Net cash provided by financing activities	913,900	1,620,002

Net increase (decrease) in cash	(132,114)	133,225

Cash - Beginning of year	152,825	19,600

Cash - End of year	$ 20,711	$ 152,825

Supplemental cash flow information:
Cash paid for interest	$ 19,494	$ 26,585

Non-cash investing and financing transactions:
The Company issued note receivable as consideration for sale of equipment of $68,000 in 2008.
The Company forgave account payable as consideration for equipment of $66,147 in 2007
The Company issued 2,250,000 common shares and 2,250,000 warrants upon conversion of notes payable in 2008
The Company issued 250,000 common shares for cancellation of notes payable in 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Financial Statements

September 30, 2008 and 2007

NOTE 1 -

ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. Originally formed as a website developer under the name Menu Sites, Inc., which ceased operations in 2002. In 2005, the Company became a provider of Voice Over Internet Protocol (VOIP) services and re-seller of international pre-paid telecommunication services through Interactive Media Technologies, Inc., (“IMT”), a related party, and was renamed GlobalTel IP, Inc. In August 2008, the Company ceased re-selling international pre-paid telecommunication services and sold back to IMT certain VoIP assets and began to transition its remaining VoIP business into managed unified group communication operations and development of VoIP related products. In November 2007, the Company formed, as Florida corporations, two wholly-owned subsidiaries: Gulf Telco, Inc. and VoiceInterop, Inc. In May 2008, the Company changed its name to Cleartronic, Inc. The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. The Company has discontinued marketing its international VoIP services and has rescinded its Management Outsource Agreement with the Kuwait company, Phantom Telecom, Co. having received no revenues from the agreement. Gulf Telco, Inc. is currently inactive. VoiceInterop, Inc. is the operating subsidiary of the Company. The Company is currently developing an Application Service Provider hosted solution for voice interoperability for enterprise level customers and is continuing to develop a line of IP gateway devices and introduced the AM360 device (patent pending) in 2008.

ACCOUNTING PRINCIPLES AND PRINCIPLES OF CONSOLIDATION

The financial statements and accompany notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of Cleartronic, Inc. and its subsidiaries, Gulf Telco, Inc and VoiceInterop, Inc. Intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2008 or 2007.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The Company provided an allowance for doubtful accounts of $1,000 for the year ending September 30, 2008 and $7,200 for the year ending September 30, 2007.

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The Company did not have cash balances excess the FDIC limits at September 30, 2008.

MAJOR SUPPLIER & SOLE MANUFACTURING SOURCE

During 2008 and 2007 the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the years ended September 30, 2008 and 2007 this vendor represented approximately 36% and 50% respectively of total cost of revenue. The Company has contracted with a single local manufacturing facility to maintain its component parts inventory and to assemble its developed line of IP gateway devices. Interruption to either its software vendor or manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist, at competitive rates, to match the resources and capabilities of its existing manufacturing source.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2008 and 2007 the Company had $289,038 and $261,080 in research and development costs from continuing operations, respectively.

COMPREHENSIVE INCOME

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The Company had no comprehensive income during the years ended September 30, 2008 and 2007.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customer: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. in order to encompass EITF No. 00-21 , Revenue Arrangements with Multiple Deliverables ( EITF No. 00-21 ). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

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

The Company also provides support to customers under separate contracts varying from one to three years. The Company’s obligations under its service contracts vary by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract it is classified as a current liability, if longer it is classified as a non-current liability.

Installation and integration services are recognized upon completion.

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of September 30, 2008 and 2007 for 11,750,000 and 7,502,500 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of September 30, 2008.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. For financial statement purposes depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the asset.

Expenditures for replacements, maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are recognized.

INCOME TAXES

The Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $17,585 during the year ended September 30, 2008 and $30,844 during the year ended September 30, 2007.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 163

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. When effective, SFAS No. 163 is not anticipated to have any effect on the Company's financial position, or statements of operations, or cash flows.

SFAS No. 162

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's consolidated financial position, consolidated statements of operations, or consolidated cash flows at this time.

SFAS No. 161

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated.  SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. When effective, SFAS No. 160 is not anticipated to have any effect on the Company’s financial position, statement of operations or cash flows.

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

FASB No. 141(R)

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on October 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument. SFAS No. 159 is not anticipated to have any effect on the Company's financial position, or statements of operations, or cash flows for the year ending September 30, 2009.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Adoption of SFAS No. 157 has been delayed for fiscal years which being after November 15, 2008 for non financial assets and liabilities other than those recognized or disclosed at fair value in the financial statements on a recurring basis. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS no. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position, results of operation or cash flows.

NOTE 3 -

GOING CONCERN

During the years ended September 30, 2008 and 2007, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the financial statements, the Company incurred losses from continuing operations and net losses of approximately $2,083,000 and $2,108,000, respectively, for the year ended September 30, 2008 and losses from continuing operations and net losses of approximately $670,000 and $1,245,000, respectively, for the year ended September 30, 2007. The Company also had a working capital deficiency of $4,981,396 and a stockholders’ deficit of $ 471,797 at September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that it will have to continue to rely on periodic infusions of equity capital and/or substantial credit facilities to meet its financial obligations. In fiscal year 2007, the Company began its transition from the business of providing VoIP services directly to agents and resellers to the management of VoIP communication services and to design and install unified group communication solutions for public and private enterprises. In fiscal year 2008, the Company completed initial design for an IP gateway device (AM360) and began manufacturing and assembly and marketing. The Company is in the process of developing an Application Service Provider or “Hosted” solution for voice interoperability or unified group communications. These changes and increases in research and development expenses required the Company to rely on equity and debt financing to supplement cash flow from operations. Management believes its new business strategy and anticipated increases in revenue and gross margins will enable it to alleviate some of the liquidity and profitability issues above. However, as part of its revised business strategy, and in recognition of current economic conditions, the Company plans on reducing expenses and postponing certain marketing and development plans in the near term and to seek strategic partners to assist the Company in market penetration and software development and deployment. The Company is also discussing debt and equity finance options with private individuals and allied groups.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2008 and 2007 consists of the following:

			ESTIMATED
			USEFUL LIFE
	2008	2007	(IN YEARS)
Software	$ 43,820	$ 210,283	4
Network equipment	34,498	89,050	4
VoIP equipment and software	43,735	46,086	5
Office equipment and furniture	35,830	24,998	5
Testing and R & D equipment	21,550	-	5
	179,433	370,417

Less accumulated depreciation	(58,185)	(87,988)

Net property and equipment	$ 121,248	$ 282,429

Depreciation expense totaled $50,050 and $71,497 for the years ended September 30, 2008 and 2007, respectively.

NOTE 5 -

DEFERRED INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets consist of net operating loss carry-forwards. A reconciliation of the statutory U.S. Federal rate and the effective rate is as follows:

Years Ended September 30,	2008	2007
Statutory U.S. Federal Rate	35%	35%
State Income Taxes – net of federal benefit	4.5%	4.5%
	39.5%	39.5%

For Federal income tax purposes, the Company’s net operating losses available to offset future taxable income approximate $4,980,000, subject to limitations and expire at various times through 2027. Net deferred income tax asset as of September 30, 2008 and 2007 consists of the following:

	2008	2007

Deferred income tax asset arising from	$1,967,000	$1,135,000
net operating loss carry-forward

Less valuation allowance	(1,967,000)	(1,135,000)

Net deferred tax asset	$ -	$ -

NOTE 6 -

NOTES PAYABLE – RELATED PARTY

The Company has a note payable of $39,000 due to an officer. The note bears interest at 10% per year and matures December 31, 2008. Interest expense on notes payable – related party was $2,343 in 2008 and, $1,516 in 2007.

NOTE 7 -

NOTES PAYABLE  - STOCKHOLDERS

In December 2007, the Company issued three convertible debentures totaling $225,000 to three individual stockholders of the Company. The notes bear interest of 10% annually payable at the end of each quarter. The notes were converted to 2,250,000 common shares during the year. Interest expense on notes payable – stockholders was $16,161 in 2008 and, $18,574 in 2007.

NOTE 8 -

EQUITY TRANSACTIONS

Common Stock

During the year ended September 30, 2008, the Company sold 6,527,000 shares of common stock for cash at share prices ranging from $.10 to $.20 per share. The Company issued 2,250,000 shares for services rendered valued at $141,000. In addition, the Company issued 2,250,000 shares for a note payable conversion and issued 6,772,500 shares upon exercise of outstanding warrants and received proceeds of $197,700. During the year ended September 30, 2007, the Company sold 7,572,500 shares of common stock for cash at share prices ranging from $.10 to $.20 per share. In addition, the Company issued 241,656 shares of common stock to seven individuals for services rendered during the year valued at $22,531.

Stock Options

During the year ended September 30, 2005 the Company adopted the GlobalTel IP, Inc. 2005 Incentive Equity Plan (the “Plan”) allocating up to five million shares of the Company’s common stock to offer incentives to key employees, contractors, directors and officers. On July 18, 2007, the Board of Directors, pursuant to the Plan, granted 3,050,000 options to 4 employees (including 2 officers and directors), and 2 consultants at an exercise price of $0.275. The 2,000,000 options issued to the 2 officers and directors vested upon issuance and expire on July 31, 2012. In May 2008, the Board authorized an expansion of the number of shares allocated to the Plan to a total of 15,000,000 shares (10,000,000 additional shares of common stock). Pursuant to the Plan, in September 2008 the Board authorized a grant of 2,300,000 options to six employees (including 2 officers and directors) at an exercise price of $0.12 and expire December 31, 2013.

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.000 to $0.120 $0.130 to $0.200 $0.210 to $0.275 $0.000 to $0.280	2,300,000 1,850,000 2,800,000 6,950,000	5.25 yrs 1.42 yrs 3.84 yrs 3.66 yrs	$0.120 $0.200 $0.275 $0.204	2,300,000 1,850,000 2,800,000 6,950,000	$0.120 $0.200 $0.275 $0.204

The following table summarizes information about stock options outstanding at September 30, 2008:

Stock Options

	Shares	Wtd. Avg. Exercise Price
Outstanding at October 1, 2006	1,850,000	$0.200
Granted/Issued	3,050,000	$0.275
Exercised	--	--
Expired/Canceled	--	--
Outstanding at September 30, 2007	4,900,000	$0.247
Granted/Issued	2,300,000	$0.120
Exercised	--	--
Expired/Canceled	(250,000)	$0.275
Outstanding at September 30, 2008	6,950,000	$0.204

During the year ended September 30, 2008 the Company granted 2,300,000 options and canceled 250,000 options.

Under the provisions of FAS 123(R), the fair value of the stock option grants were estimated on the date of the grant using the Black Scholes Merton Option pricing model with the following assumptions: For the year ended September 30, 2008 – risk-free interest rate of 2.0%; expected dividend yield of 0%; expected life of 3 years; expected volatility of 100%. For the year ended September 30, 2007 – risk-free interest rate of 5.50%; expected dividend yield of 0%; expected life of 1 year; expected volatility of 20%. The fair value of the options and resulting compensation expense for the rewards were $33,000 and $10,500 for the years ended September 30, 2008 and 2007, respectively.

   Warrants Issued to Consultants

During the year ended September 30, 2008 the Company issued warrants to non-employees to purchase 5,300,000 shares of common stock in exchange for services rendered as follows:

	# of		Exercise
Date	Warrants	Value	Price	Expiring
12/31/07	1,000,000	$ 71,750	$ 0.275	12/31/11
01/15/08	3,000,000	$ 146,085	$ 0.330	12/31/08
03/19/08	500,000	$ 29,000	$ 0.275	12/31/11
09/09/08	800,000	$ 16,936	$ 0.030	12/31/08

During the year ended September 30, 2007 the Company issued warrants to non-employees to purchase 1,790,000 shares of common stock in exchange for services rendered as follows:

	# of		Exercise
Date	Warrants	Value	Price	Expiring
03/28/07	425,000	$ 4,250	$ 0.22	12/31/09
06/04/07	250,000	$ 2,500	$ 0.25	12/31/09
07/18/07	315,000	$ 3,150	$ 0.28	12/31/10
09/28/07	800,000	$ 8,000	$ 0.28	12/31/12

A total of 6,772,500 warrants were exercised during the year ended September 30, 2008. No warrants were cancelled during the year ended September 30, 2008.

The Company accounted for these transactions pursuant to FASB 123(R) and EITF 96-18. Costs are measured at the estimated fair market value of the consideration received or equities issued which ever is more readily determinable. Accordingly, due to the lack of marketability of its equities at the time the warrants and shares were issued, the Company valued these transactions at the estimated value of the services received.

NOTE 9 -

RELATED PARTY TRANSACTIONS

As further discussed in Note 11, in August 2007, the Company sold certain VoIP assets back to Interactive Media Technologies, Inc., (“IMT”), a related party. The net book value of the assets at the time of the sale was $66,147. In exchange for the assets IMT forgave accounts payable in the amount of $283,966 due to IMT by the Company, cancelled a software support agreement, and a collocation agreement and terminated its month-to-month office lease agreement. Expenses incurred completing the sale totaled approximately $8,000. As a result of the sale and related costs the Company realized a gain from the disposition of these assets of $209,888.

For the year ended September 30, 2008, we issued to a financial advisor warrants to purchase 3,000,000 shares of our common stock at exercise prices ranging from $0.12 to $0.275 per share and paid cash compensation totaling $24,000.  For the year ended September 30, 2007, we issued to a financial advisor warrants to purchase 780,000 shares of our common stock at exercise prices ranging from $0.22 to $0.28 per share and paid cash compensation totaling $83,250.

NOTE 10 -

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 3,000 square feet for its principal offices in Boca Raton, Florida, from a related party, at a monthly rental of approximately $8,000. The lease, which provides for annual increases of base rent of 3%, expires on June 30, 2011. During the year ended September 30, 2008, the Company expanded its office facilities to adjacent office suites through a second lease agreement for an additional 1,150 square feet with increase in monthly rental obligation of approximately $3,000.

Future lease commitments are as follows for the year ended September 30, 2008:

2009

                 $95,508

2010

                   91,096

2011

                   52,194

             $238,798

Rental expense incurred during the years ended September 30, 2008 and 2007 was $86,590 and $33,700, respectively.

NOTE 11 - DISCONTINUED OPERATIONS

In August 2007, the Company sold certain hardware and software to Interactive Media Technologies, Inc. (“IMT”), a related party. The hardware and software was integral to the Company’s ability to provide pre-paid VOIP telecommunication services. As a result of the sale, the Company effectively exited that specific line of business and reported results no longer include any revenues or expenses from VoIP operations.

The Company recognized sales from telecommunications services as services were provided. Services consisted primarily of VoIP telecommunication measured in units of time and therefore the primary criterion for the recognition of revenues was the usage of time by customers.  Cost of revenue included the cost of capacity associated with the revenue recognized within the corresponding time period.

The net book value of the assets at the time of the sale was $66,147.  In exchange for the assets IMT forgave accounts payable in the amount of $283,966 due to IMT by the Company, cancelled a software support agreement, a collocation agreement and terminated its month to month office lease agreement. Expenses incurred completing the sale totaled approximately $8,000. As a result of the sale and related costs the Company realized a gain from the disposition of these assets of $209,888.

The components of the loss from discontinued operations, net of income taxes, are presented below for the years ended September 30:

                                                                       2008                    2007

   Revenues

           $      22,867          $ 1,636,149

   Cost of Revenues

       27,537             1,481,513

   Gross Profit

       (4,670)                154,636

   Operating Expenses

          Selling

               -

            96,284

          General and administrative

       20,483

          808,465

          Research and development

               -

              7,883

          Depreciation

               -

            26,676

    Total operating expenses

       20,483

          939,308

    Loss from discontinued operations

      before income taxes

      (25,153)

         (784,672)

    Gain from sale of equipment                         -

209,888

    Provision for income taxes                                                         -

                     -

    Loss from discontinued operations  $ (25,153)          $ (574,784)

NOTE 12 -

SUBSEQUENT EVENTS

In October 2008 the Company issued 262,500 shares of common stock to a financial consultant, a related party, for services rendered and 200,000 shares to a vendor for services rendered. An officer and shareholder converted $24,000 in accrued salary to 800,000 shares of common stock.

In December 2008 the Company issued 2,000,000 shares of common stock to the financial consultant, a related party, in exchange for services rendered and the cancellation of existing warrants to this financial consultant. The Company also extended the expiration date of warrants issued to certain shareholders to December 31, 2012.

In December 2008, holders of a majority of the Company’s outstanding common stock authorized an amendment to the Company’s Articles of Incorporation to authorize 200,000,000 shares of preferred stock $.001 par value on terms and conditions to be determined by the Company’s board of directors.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2008.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under that Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

Our internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2008, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2008:

(1)     Lack of an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)     Inadequate staffing and supervision within our bookkeeping operations. We have only a single employee involved in bookkeeping functions. This prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size and a lack of personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. However, we will implement further controls as circumstances permit. We have engaged a consultant to review our financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist us in remaining current with our required filings during the fiscal year ending September 30, 2009. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Reference is made to the response to Item 9A above.

Item 9B.  Other Information.

In September 2008, we issued a warrant for the purchase of 800,00 shares of our common stock at $.03 per share to a consultant for services rendered. The warrant was exercised during that month.

From August 21, 2008 through September 30, 2008, we sold 2,957,500 shares of our common stock at $.03 per share which resulted in aggregate proceeds of $88,725. The shares were sold upon exercise of outstanding warrants, a portion of which had been repriced.

The registrant claimed exemption from the registration provisions of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each of the purchasers was, at the time of the purchaser’s respective purchase, an accredited investor, as that term is defined in Regulation D under the Securities Act, and had access to sufficient information concerning the registrant and the offering.

No other information is required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K which has not been reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Significant Employee

Set forth below are the name, age, position, and a brief account of the business experience of each of our executive officers and directors and one signifigant employee. Each of our directors holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each of our executive officers holds office until the next annual meeting of shareholders.

NAME	AGE	POSITIONS
Larry M. Reid	64	President, Chief Executive Officer, Chief Financial Officer and a director
Michael J, Gutowski	50	Vice President of Sales and Marketing and a director
Carlos A. Barreiro	42	Chief Technical Officer

Larry M. Reid has been a member of our Board of Directors since 1999 and our President since September 2006. He was also our President from 1999 to March, 2005 at which time he became our Executive Vice President and Chief Financial Officer. From December 2001 until September 2005, Mr. Reid was the Chief Financial Officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes. In April 2003, Connectivity Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Reid became the Executive Vice President and a director of that company. Mr. Reid left Arrow Resources Development, Inc. because, notwithstanding the terms of his written employment agreement with Arrow, his salary was not paid. After Mr. Reid left Arrow, he instituted litigation against Arrow Resources Development, Inc. based upon non-payment of his salary. Arrow Resources Development, Inc. asserted counterclaims against Mr. Reid to the effect that Mr. Reid had engaged in fraudulent activities against Arrow Resources Development, Inc. Mr. Reid denied all of Arrow Resources Development, Inc.’s substantive counterclaims. The parties settled the litigation without any admission of wrongdoing by Mr. Reid.

 Michael J. Gutowski has held his present positions with us since March 2005. From November 1999 to December 2002 Mr. Gutowski was the Chief Executive Officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes. In April 2003, Connectivity Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Gutowski became the President, Chief Operating Officer and a director of that company. Mr. Gutowski left Arrow Resources Development, Inc. in September 2004 because, notwithstanding the terms of his written employment agreement with Arrow, his salary was not paid. After Mr. Gutowski left Arrow, he instituted litigation against Arrow Resources Development, Inc. based upon non-payment of his salary. Arrow Resources Development, Inc. asserted counterclaims against Mr. Gutowski to the effect that Mr. Gutowski had engaged in fraudulent activities against Arrow Resources Development, Inc. Mr. Gutowski denied all of Arrow Resources Development, Inc.’s substantive counterclaims. The parties settled the litigation without any admission of wrongdoing by Mr. Gutowski.

Carlos Barreiro has been our Chief Technical Officer since August 2007. From March 2006 to April 2007, Mr. Barreiro was a senior software developer at Baby Universe Inc., an e-commerce retailer of juvenile products. From 2000 to March 2006 he was Senior Software Developer/Project Manager at Voiceware, Inc., a VOIP and telephony switch manufacturer. Voiceware, Inc. filed for bankruptcy in October 2005.

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so because of our small size and limited resources.

We have never adopted any procedures by which security holders may recommend nominees to our board of directors.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: (a) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the fiscal year ended September 30, 2008, regardless of compensation level; (b) our two most highly compensated executive officers other than the PEO who were serving as executive officers at September 30, 2008 and whose total compensation was in excess of $100,000; and (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2008 and whose total compensation was in excess of $100,000 (the “Named Executive Officers”):

Name and Principal Position	Fiscal Year Ended September 30	Salary	Option Awards (1)	Total
Larry M. Reid – President , PEO and Chief Financial Officer	2008 2007	$104,000 $104,000	$11,220 $4,000	$115,220 $108,000
Michael J. Gutowski, Vice President of Sales and Marketing	2008 2007	$104,000 $104,000	$22,440 $4,000	$126,440 $108,000

_____________

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance FAS 123R.

During the fiscal year ended September 30, 2008, we issued 800,000 shares of our common stock to Larry Reid in consideration of forgiveness of $24,000 of accrued but unpaid salary.

The aggregate amount of any perquisites and other personal benefits, securities or property paid or given by us to any of the Named Executive Officers in any of the fiscal years was less than $10,000.

During the fiscal year ended September 30, 2008, we did not adjust or amend the exercise price of stock options previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

Larry M. Reid and Michael J. Gutowski each presently are entitled to receive salaries from us of at the rate of $104,000  per year.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards at September 30, 2008 for each of the Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (shares of common stock)	Number of Securities Underlying Unexercised Options Unexercisable (shares of common stock)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (shares of common stock)	Option Exercise Price	Option Expiration Date
Larry M. Reid	500,000	0	0	$.12	12/31/2013
	1,000,000	0	0	$.275	7/31/2012
	250,000	0	0	$.22	3/1/2010

Michael J. Gutowski	1,000,000	0	0	$.12	12/31/2013
	1,000,000	0	0	$.275	7/31/2012
	250,000	0	0	$.22	3/1/2010

We have never granted any stock appreciation rights to the Named Executive Officers and during the fiscal year ended September 30, 2008 we did not reprice any options previously granted to them.

Long-Term Incentive Plan

The Cleartronic, Inc. 2005 Incentive Equity Plan, or the Plan, was adopted and approved by our Board of Directors and our stockholders in October 2005. The following summary of the Plan is qualified in its entirety by the terms and conditions of the Plan which has been incorporated by reference as an exhibit to this Annual Report.

The purpose of the Plan is to promote long-term profitability and to enhance value for our stockholders by offering incentives and rewards to our key employees, directors, officers and consultants, including those of our subsidiaries, to retain their services and to encourage them to acquire stock ownership in us.

The Plan will terminate in October 2010 unless terminated earlier by our Board of Directors or a committee composed of two or more of members of our Board of Directors to administer the Plan. All references below to the “Board” in connection with the Plan refer to our Board of Directors and any such committee. After termination of the Plan, no future awards may be granted, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Plan.

The Plan may be amended only by the Board as it deems necessary or appropriate to better achieve the purposes of the Plan, except that no such amendment shall be made without the approval of our stockholders which would increase the number of shares available for issuance in accordance with the Plan.

The Board has the discretion, exercisable at any time before a sale, merger, consolidation, reorganization, liquidation or change in control of us, as defined by the Board, to provide for the acceleration of vesting and for settlement, including cash payment, of an award granted under the Plan upon or immediately before such event is effective. However, the granting of awards under the Plan shall in no way affect our right to adjust, reclassify, reorganize, or otherwise change our capital or business structure, or to merge, consolidate, dissolve, liquidate, sell or transfer all or any portion of our businesses or assets.

The Board is responsible for administering the Plan. The Board has full and exclusive power to interpret the Plan and to adopt such rules, regulations and guidelines for carrying out the Plan as it may deem necessary or proper. This power includes but is not limited to selecting award recipients, establishing all award terms and conditions and adopting modifications, amendments and procedures, as well as rules and regulations governing awards under the Plan, and to make all other determinations necessary or advisable for the administration of the Plan. The interpretation and construction of any provision of the Plan or any option or right granted under the Plan and all determinations by the Board in each case shall be final, binding and conclusive with respect to all interested parties.

Subject to adjustment as provided in the Plan, 15,000,000 shares of our common stock, $.001 par value, may be issued to participants under the Plan. As of January 15, 2009, options to purchase an aggregate of 7,200,000 shares of our common stock had been granted under the Plan.

All of our key employees, directors and officers are eligible to receive awards under the Plan as well as those of any entity that is directly or indirectly controlled by us, as determined by the Board.

The period of time within which employees may elect to participate in the plan shall be determined by the Board at the time an award is granted. The purchase price per share shall be not less than 100% of “Current Value” on the date of grant (except if a stock option is granted retroactively in tandem with or as a substitution for a stock appreciation right, the exercise price may be no lower than the exercise price per share for such tandem or replaced stock appreciation right ).

For purposes of the Plan, Current Value of a security shall be determined as follows:

  (a)  If the security is listed on a national securities exchange or admitted to unlisted trading privileges on such exchange or listed for trading on NASDAQ or the NASD Bulletin Board, the Current Value of a share or other unit shall be the last reported sale price of such security on such exchange; or

  (b)  If the security is not so listed or admitted to unlisted trading privileges but bid and asked prices are reported by the National Quotation Bureau, Inc. or any successor thereto, the Current Value shall be the average of last reported high bid and low asked prices reported by the National Quotation Bureau, Inc.; or

  (c)  If the security is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the Current Value shall be the book value of a share or other unit as at the end of our immediately prior fiscal quarter determined in accordance with generally accepted accounting principles consistently applied.

The exercise price for a stock option shall be paid in full by the optionee at the time of the exercise in cash or such other method permitted by the Board, including (i) tendering (either actually or by attestation) shares, (ii) authorizing a third party to sell the shares (or a sufficient portion thereof) acquired upon exercise of a stock option and assigning the delivery to us of a sufficient amount of the sale proceeds to pay for all the shares acquired through such exercise, or (iii) any combination of the above.

If approved by the Board, the purchase price for shares purchased under the Plan may be paid in cash or a finite number of shares at the option of the employee. Payment must be made at such time as determined by the Board.

The purchase price of securities purchased under the Plan will be received by us and may be used to pay compensation to our affiliates and to reimburse them for amounts advanced by them to us or on our behalf.

Compensation of Directors

During our fiscal year ended September 30, 2008, we did not compensate our directors for acting in that capacity. We have no arrangements pursuant to which any of our directors were or are to be compensated or are expected to be compensated in the future for any service provided as a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

We have no employment contracts with any of our employees or any compensatory plan or arrangement, including payments to be received from us, with respect to a Named Executive Officer, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such executive officer’s employment with us or from a change in control of us or a change in the Named Executive Officer’s responsibilities following a change-in-control. In addition, we have no termination of employment or change in control arrangements.

Equity Securities Authorized for Issuance With Respect to Incentive Compensation Plan

As of January 15, 2009, 15,000,000 shares of our common stock were authorized for issuance under a compensation plan (including individual compensation arrangements). Pursuant to the plan, we have granted options to purchase 7,200,000 shares at exercise prices between $.12  and $.275  per share expiring between March 1, 2010 and December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 115, 2009 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class
Steven M. Williams 7999 North Federal Highway Boca Raton, FL 33487	3,878,118 (3)	7.5% (3)
Interactive Media Technologies, Inc. 7999 North Federal Highway Boca Raton, FL 33487	3,628,118	7.0%

Larry M. Reid 8000 North Federal Highway Boca Raton, FL 33487	4,103,400 (4)	7.7% (4)
Margherita Colella 4201 N. Ocean Boulevard Boca Raton, FL 33431	4,500,000 (5)	8.8% (5)
Santo Sciarrino 7876 Glen Carry Lane Delray Beach, FL 33446	3,500,000	6.8%
Michael J. Gutowski 8000 North Federal Highway Boca Raton, FL 33487	3,218,500 (6)	6.0%% (6)
Officers and directors as a group (2 persons)	7,321,900	13.2%

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(3)

Includes (a) 3,628,118 shares owned by Interactive Media Technologies, Inc. of which Mr. Williams is the President, Chief Executive Officer and sole member of its Board of Directors and (b) 250,000 shares that can be acquired by Mr. Williams upon exercise of an option. Mr. Williams has advised us that he is the beneficial owner of approximately 25% of Interactive Media Technology’s outstanding voting securities. Based upon facts and circumstances known by and related to us, we have determined that neither Mr. Williams nor Interactive Media Technologies, Inc. is an affiliate of as that term is defined in Rule 144 under the Securities Act of 1933.

(4)

Includes 1,750,000 shares that can be acquired by Mr. Reid upon exercise of options.

(5)

Includes an aggregate of 1,000,000 shares held jointly with family members.

(6)

Includes 2,250,000 shares that can be acquired by Mr. Gutowski upon exercise of options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the responses to Items 10 and 12 of this Annual Report.

On August 27, 2008, Margherita Colella and members of her family purchased 1,750,000 shares of our common stock at $.03 per share upon exercise of warrants we had previously issued to them. We repriced the warrant exercise price from $.20 to share to $.03 per share.

On June 3, 2008, Santo Sciarrino converted a promissory note we had previously issued to him in the face amount of $100,000 into 1,000,000 shares of our common stock. On August 27, 2008, Mr. Sciarrino purchased 1,000,000 shares of our common stock at $.03 per share upon exercise of warrants we had previously issued to him. We repriced the warrant exercise price from $.20 to share to $.03 per share.

Between October 1, 2007 and January15, 2009 we borrowed an aggregate of $49,545 from Larry Reid of which $10,545 and approximately $2,343 in interest has been repaid. The loans bear interest at the annual rate of 10%.

Dominic Albi is a financial advisor to us and has introduced us to certain purchasers of our equity securities for which he has received compensation from us. Subsequent to September 30, 2007, we issued to Mr. Albi warrants to purchase 3,000,000  shares of our common stock at exercise prices ranging from $.12 to $.275 per share and have paid him $30,000. In October and December 2008, we issued an aggregate of 2,262,500 shares of our common stock to Mr. Albi for services rendered and cancellation of a portion of warrants that we had previously issued to him.

During a portion of the period from October 1, 2007 to January 15, 2009, Mr. Albi was the beneficial owner of more than 5% of our common stock.

In January 2008, through a wholly owned subsidiary, we entered into a ten year “Management Outsource Agreement” with a Kuwait Company, Phantom Telecom, Co. (PTC-Kuwait). The agreement provides us the opportunity to receive a percentage of telecommunication services net-revenue generated by PTC-Kuwait and reimbursement for certain designated expenses. The agreement is subject to conditions and requirements, including those imposed by the Ministry of Communications in Kuwait. We are obligated to provide staff and technical resources and equipment to fulfill its obligations under the agreement. In connection with the agreement, we issued 1,000,000 shares of our common stock to PTC-Kuwait and a warrant to purchase an additional 3,000,000 shares of the our common stock at $.33 per share. As a result of the transaction, PTC-Kuwait became the beneficial owner of more than 5% of our common stock The warrant expired on December 31, 2008. We have expended approximately $80,000 in connection with the Management Outsource Agreement. We are owed approximately $53,000 by PTC-Kuwait for equipment and services rendered. Although we have had a discussion with representatives of Phantom as to when we can expect payment, we have not received a satisfactory response from Phantom. We now believe that the receivable will not be collected. We consider our relationship with PTC-Kuwait terminated.

Other than as set forth in this Annual Report, there have been no transactions since the beginning of our last fiscal year or any currently proposed transaction in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

Any of our directors or executive officers;

•

Any immediate family member of any of our directors or executive officers which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director or executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer or nominee;

•

Any security holder named in Item 11 of this Annual Report or any immediate family member of any such security holder who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed.

Item 14. Principal Accounting Fee and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2008 and September 30, 2007 for professional services rendered by the principal accountants for the audit of our annual financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $22,500 and $47,900  respectively. We do not have an audit committee.

Audit-Related Fees

The were no fees billed for our fiscal years ended September 30, 2008 and September 30, 2007 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

The aggregate fees billed for our fiscal years ended September 30, 2008 and September 30, 2007 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $7,500 and $7,770, respectively. The nature of the services comprising those fees involved preparation of tax returns.

All Other Fees

The aggregate fees billed for our fiscal years ended September 30, 2008 and September 30, 2007  for products and services provided by the principal accountants, other than the services reported above in this Item 14 were $0.00 and $18,342, respectively.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our financial statements for the fiscal year ended September 30, 2008, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following financial statements have been filed as part of this Annual Report: Reports of Independent Registered Public Accounting Firms

-Balance Sheets as of September 30, 2008 and 2007

-Statement of Operations for the Years Ended September 30, 2008 and 2007

-Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended September 30, 2008 and 2007

-Statements of Cash Flows for the Years Ended September 30, 2008 and 2007

-Notes to Financial Statements September 30, 2008 and 2007

No financial statement schedules have been filed as part of this Annual Report.

The following exhibits have been filed as part of this Annual Report:

3.01

Articles of Incorporation.(1)

3.02

Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)

3.03

Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)

3.04

Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)

3.05

Articles of Amendment to Articles of Incorporation filed May 9, 2008. (5)

3.06

Bylaws. (1)

4.01

Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)

4.02

GlobalTel IP, Inc. 2005 Incentive Equity Plan. (1)

4.03

Form of option issued pursuant to GlobalTel, Inc. 2005 Incentive Equity Plan. (1)

4.04

Convertible Debenture in the principal amount of $100,000 issued to Judith Holding Ltd. (2)

4.05

Convertible Debenture in the principal amount of $100,000 issued to Josephine and Santo Sciarrino. (2)

4.06

Convertible Debenture in the principal amount of $25,000 issued to James Drew. (2)

10.01

Application Service Provider License Agreement between Twisted Pair Solutions, Inc. and the registrant of August 6, 2006, as amended. (4) (6)

10.02

Agreement of February 27, 2007 by and between Interactive Media Technologies, Inc. and the registrant. (2)

10.03

Authorized Reseller Agreement between Twisted Pair Solutions, Inc. and the registrant of May 10, 2006. (4) (6)

10.04

Consulting Agreement of June 1, 2007 MANNetworks LLC and the registrant. (4)

10.05

Agreement of June 6, 2007 between Tremont Ventures LLC and the registrant. (3)

10.06

Lease Agreement of July 1, 2007 between BGNP Associates, LLC and the Registrant. (3)

10.07

Warrants issued to Dominick Albi, Joseph Conti, Joseph Giuliano and Dino Natali. (4)

10.08

Consultant Services Agreement of July 25, 2007 between John Boteler and the registrant. (4)

10.09

Asset Purchase Agreement of August 6, 2007 by and between Interactive Media Technologies, Inc. and the registrant. (4)

10.10

Consultant Services Agreement of August 9, 2007 between True North Consulting, Inc. and the registrant. (4)

10.11

Asset Purchase Agreement of October 11, 2007 between Sipcom Corp. and the registrant. (4)

10.12

Consultant Services Agreement of October 22, 2007 between CES Technologies, Inc. and VoiceInterop Inc. (4)

10.13

Consulting Agreement of December 1, 2007 between Dolin International Trade and Capital LLC and the registrant. (4)

10.14

Consulting Services Agreement of January 14, 2008 between Bruno Riegl and the registrant. (4).

10.15

Management Outsource Agreement of January 22, 2008 between Phantom Telecom, Co. and Gulf Telco, Inc. (4)

10.16

Agreement of August 22, 2008 between the registrant and Thomas A. Enterprises, LLC. (7)

21.01

Subsidiaries of the Registrant. (5)

31.01

Rule 13a-(a)/15d–14(a) Certifications. (8)

32.01

Section 1350 Certifications. (8)

_________________

(1)

Filed as an exhibit to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 2 to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(3)

Filed as an exhibit to Amendment No. 4 to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(4)

Filed as an exhibit to Amendment No. 5 to the registrant’s registration statement on Form S-1 and hereby incorporated by reference.

(5)

Filed as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 and hereby incorporated by reference.

(6)

Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(7)

Filed as an exhibit to the registrant’s Current Report on Form 8-K dated August 22, 2008 and hereby incorporated by reference.

(8)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2009	clear By: /s/Larry Reid Larry Reid President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Larry Reid Larry Reid	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	January 16, 2009
_____________ /s/ Michael Gutowski Michael Gutowski	Director	January 16, 2009