Form 10-Q
period 2008-12-31
Cleartronic, Inc.
filed 2009-02-17
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(MarkOne)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,977,581 shares as of February 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	December 31,	September 30,
	2008	2008
Current assets:
Cash	$ 10,598	$ 20,711
Accounts receivable, net	5,103	54,321
Inventory	60,967	48,809
Prepaid expenses and other current assets	606,658	704,356

Total current assets	683,325	828,197

Property and equipment, net	112,524	121,248

Total assets	$ 795,849	$ 949,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 300,387	$ 243,579
Accrued expenses	93,143	101,537
Deferred revenue, current portion	886,754	1,022,126
Notes payable - related party	39,050	39,000

Total current liabilities	1,319,334	1,406,242

Deferred revenue, net of current portion	19,753	15,000

Total liabilities	1,339,087	1,421,242

Stockholders' equity (deficit):
Preferred stock - $.001 par value; 200,000,000 shares authorized,
no shares issues and oustanding	-	-
Common stock - $.001 par value; 750,000,000 shares authorized,
51,227,581 and 48,165,081 issued and outstanding, respectively	51,228	48,165
Additional paid-in capital	4,499,821	4,466,909
Stock subscription receivable	-	(5,475)
Accumulated Deficit	(5,135,186)	(4,981,396)

Total stockholders' equity (deficit)	(543,238)	(471,797)

Total liabilities and stockholders' equity (deficit)	$ 795,849	$ 949,445

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2008	2007

Revenue	$ 379,154	$ 182,568

Cost of Revenue	232,860	145,246

Gross Profit	146,294	37,322

Operating Expenses:
Selling expenses	56,508	60,238
Administrative expenses	203,927	257,879
Research and development	26,101	66,292
Depreciation	7,494	14,443

Total Operating Expenses	294,030	398,852

Interest and other expenses	(5,824)	(3,162)

(Loss) from sale of equipment	(230)	-

(Loss) from continuing operations	(153,790)	(364,692)

(Loss) from discontinued operations	-	(6,886)

Net (loss)	$ (153,790)	$ (371,578)

(Loss) per share
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	$ -	$ -

(Loss) per share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average of shares outstanding:
Basic and diluted	49,657,526	30,861,233

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBALTEL IP, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2008	2007

NET LOSS	$ (153,790)	$ (371,578)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,494	14,443
Common stock and warrants issued for services	76,875	10,000
Loss (Gain) on sale of property and equipment	230	(2,458)
(Increase) decrease in assets:
Accounts receivable	49,219	10,475
Inventory	(12,158)	114,635
Prepaid expenses and other current assets	97,698	(9,610)
Increase (decrease) in liabilities:
Accounts payable	56,808	(140,331)
Accrued expenses	(6,846)	(3,822)
Customer deposits	(1,549)
Deferred revenue	(130,619)	-

Net Cash Used in Operating Activities	(16,638)	(378,246)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,372)
Proceeds from sale of property and equipment	1,000	17,000
Payments received on note receivable	-	7,064

Net Cash Provided by Investing Activities	1,000	19,692

Cash Flows From Financing Activities:
Repayments of note payable-related party	-	(2,214)
Proceeds from note payable-related party	50	-
Proceeds from payment of stock subscription receivable	5,475	-
Proceeds from issuance of common stock	-	229,000

Net Cash Provided by Financing Activities	5,525	226,786

Net Decrease in Cash	(10,113)	(131,768)

Cash - Beginning of Period	20,711	152,825

Cash - End of Period	$ 10,598	$ 21,057

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,620	$ 6,514

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVIITES:
Note receivable issued as consideration for sale of
property and equipment	$ -	$ 68,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2008

NOTE 1   -

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. The Company was originally formed as a website developer under the name Menu Sites, Inc., which ceased operations in 2002. In 2005, the Company became a provider of Voice Over Internet Protocol (VOIP) services and re-seller of international pre-paid telecommunication services through Interactive Media Technologies, Inc., (“IMT”), a related party, and was renamed GlobalTel IP, Inc. In August 2008, the Company ceased re-selling international pre-paid telecommunication services and sold back to IMT certain VoIP assets and began to transition its remaining VoIP business into managed unified group communication operations and development of VoIP related products and services.

In November 2007, the Company formed, as Florida corporations, two wholly-owned subsidiaries: Gulf Telco, Inc. and VoiceInterop, Inc. VoiceInterop, Inc. is the operating subsidiary of the Company and Gulf Telco, Inc. is currently inactive. In May 2008, the Company changed its name to Cleartronic, Inc. The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. The Company introduced its (patent pending) line of AudioMate360 IP gateway appliances in 2008 and continues to develop an Application Service Provider solution for voice interoperability to be marketed as a hosted interoperability solution for potential customers.

NOTE 2   -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc., VoiceInterop, Inc. and Gulf Telco, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The Company provided an allowance for doubtful accounts of $1,000 at December 31, 2008 and September 30, 2008.

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The Company did not have cash balances excess the FDIC limits at December 31, 2008 and September 30, 2008.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2008 and 2007, the Company had $26,101 and $66,292 in research and development costs from continuing operations, respectively.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of December 31, 2008 and 2007 there were 8,585,000 and 8,502,500 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of December 31, 2008.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,117 during the three months ended December 31, 2008 and $6,223 during the three months ended December 31, 2007.

NOTE 3   -

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is currently seeking funding from significant shareholders and outside funding sources sufficient to  meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -

NOTES PAYABLE – RELATED PARTY

The Company has a note payable of $39,050 due to an officer. The note bears interest at 10% per year and matures March 31, 2008. Interest expense on notes payable – related party was $975 and $320 for the three months ended December 31, 2008 and 2007, respectively.

NOTE 5   -

EQUITY TRANSACTIONS

Preferred Stock

In December 2008, holders of a majority of the Company’s outstanding common stock authorized an amendment to the Company’s Articles of Incorporation to authorize 200,000,000 shares of preferred stock $.001 par value on terms and conditions to be determined by the Company’s board of directors.

Common Stock

In October 2008 the Company issued 262,500 shares of common stock to a financial consultant, a related party, for services rendered valued at approximately $7,900.  An officer and shareholder converted $24,000 in accrued salary to 800,000 shares of common stock.

In December 2008 the Company issued 2,000,000 shares of common stock to the financial consultant, a related party, in exchange for services rendered and the cancellation of existing warrants to this financial consultant. The services were valued at approximately $45,000. The Company also extended the expiration date of warrants issued to certain shareholders to December 31, 2012.

NOTE 6 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $25,223 and $15,950 for the three months ended December 31, 2008 and 2007, respectively.

NOTE 7 -     DISCONTINUED OPERATIONS

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

The components of the loss from discontinued operations, net of income taxes, are presented below for the three months ended December 31, 2008 and 2007 respectively.

	2008	2007
Revenues	$ -	$ 17,829
Cost of revenues	-	16,929
Gross profit	-	900
Operating expenses
Selling	-	-
General and administrative	-	7,786
Research and development	-	-
Depreciation	-	-
Total operating expenses	-	7,786
Loss from discontinued operations before income taxes	-	(6,886)
Gain from sale of equipment	-	-
Provision for income taxes	-	-
Loss from discontinued operations	$ -	$ (6,886)

NOTE 8 -

SUBSEQUENT EVENTS

In January 2008, the Company issued 750,000 shares of its common stock to an outside consultant for services rendered.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. Originally formed as a website developer, the Company ceased operations in 2002. In 2005, the Company commenced operations as a provider of Voice Over Internet Protocol (VoIP) services. In 2007, the Company elected to exit the international VoIP business and concentrate on providing unified group communication solutions. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., now designs, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

The Company’s net loss from continuing operations decreased approximately 57% to $157,790 during the three months ended December 31, 2008 as compared to $374,578 for the three months ended December 31, 2007. The primary reasons for this decrease were higher revenues and aggressive reduction of selling and administrative expenses.

Revenues

Revenues increased approximately 107% to $379,154 for the three months ended December 31, 2008 as compared to $182,568 for the three months ended December 31, 2007. The increase was primarily due to increased sales of equipment and software. A portion of the increase was also attributable to the recognition of  approximately $143,000 in software sales previously recorded as deferred revenue. During the fiscal year ended September 30, 2008, the Company entered into a unified communications contract with a customer for which delivery and installation is not yet complete. As a result, the Company has not recognized all of the revenue relating to the contract. As of December 31, 2008 the Company has allocated approximately $863,000 of the software portion of the contract to deferred revenue because delivery of equipment included in the contract with the software had not yet been completed.

Cost of Revenues

Cost of revenues was $232,860 for the three months ended December 31, 2008 as compared to $145,246 for the three months ended December 31, 2007, an increase of approximately 60%. The increase was due to increased sales of unified communications solutions. The Company recognized approximately, $98,000 in prepaid costs related to recognized deferred revenues during the period.

Operating Expenses

Operating expenses for the three months ended December 31, 2008 were $294,030 compared to $398,852 for the three months ended December 31, 2007, a decrease of approximately 26%. This decrease resulted from less spending on sales and marketing efforts and aggressive cost cutting of operating expenses by management. The Company intends to continue to try and reduce operating expenses.

Loss from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2008 was $153,790 compared to a loss of $364,692 for the three months ended December 31, 2007. The decrease in loss from operations in 2008 versus 2007 was due to the Company’s increased sales of its products and services and an improvement in gross profit margins from approximately 20% in the three months ended December 31, 2007 to approximately 38% for the three months ended December 31, 2008.

Loss from Discontinued Operations

Loss from discontinued operations was $0 for the three months ended December 31, 2008 and $6,886 for the three months ended December 31, 2007, due to the Company’s complete exit from providing VoIP services.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $153,266 for the three months ended December 31, 2008 compared to a net loss of $364,692 for the three months ended December 31, 2007. Net loss per common share was $0.003 and $0.012 for the three months ended December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $17,483 for the three months ended December 31, 2008 compared to $378,246 for the three months ended December 31, 2007, due to a decrease in net loss for the period and recognition of $130,619 in deferred revenue.

The Company’s net cash from investing activities was $1,845 for the three months ended December 31, 2008 compared to $19,692 net cash used in investing activities for the three months ended December 31, 2007. The decrease in cash provided is due to less proceeds from the sale of assets from discontinued operations in 2008 as compared to 2007.

The Company’s net cash provided by financing activities was $5,525 for the three months ended December 31, 2008 compared to $226,786 for the three months ended December 31, 2007. The decrease was due to decreased debt and equity financing activity.

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

The Company believes that in order to fund its business plan, it will need approximately $1 million in new equity or debt capital. In the past, in addition to revenues and deferred revenues, the Company has obtained funds from the private sale of its debt and equity securities. The Company intends to continue to seek private financing from its existing stockholders and others.

The costs to operate the Company’s current business are approximately $80,000 per month. In order for the Company to cover its monthly operating expenses, we would have to generate revenues of approximately $230,000 per month. Accordingly, in the absence of revenues, the Company will need to secure $80,000 in equity or debt capital each month to cover its overhead expenses. In order to remain in business for one year without any revenues the Company would need to secure $960,000 in equity or debt capital. If the Company is unsuccessful in securing sufficient capital or revenues, the Company would have to cease business in approximately 60 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2008 the registrant issued 262,500 shares of common stock to a financial consultant for services rendered valued at approximately $7,900 and an officer and shareholder converted $24,000 in accrued salary to 800,000 shares of common stock.

In December 2008 the registrant issued 2,000,000 shares of common stock to the financial consultant for services rendered and the cancellation of previously issued warrants for the purchase of an aggregate of 242,500 shares of the registrant’s common stock. The weighted average exercise price of the warrants was $0.20 per share and the warrants would have expired on dates ranging from December 31, 2010 to December 31, 2013. The services were valued at approximately $45,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

 On December 18, 2008, the holders of a then majority of the Company’s outstanding common stock consented in writing to an amendment to its Articles of Incorporation to change its authorized capitalization to 750,000,000 shares of common stock, $.001 par value and 200,000,000 shares of preferred stock, $.001 par value. Before the issuance of any preferred stock, the Company’s Board of Directors will determine the preferences, limitations, and relative rights of the preferred stock or one or more series within the preferred stock. The amendment was previously approved by the Company’s Board of Directors.

The Company has not yet amended its Articles of Incorporation to reflect such authorized capitalization although it intends to do so shortly.

Item 6.  Exhibits.

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

CLEARTRONIC, INC.

Date: February 17, 2009	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer