Form 10-Q
period 2009-03-31
Cleartronic, Inc.
filed 2009-05-15
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,342,286 shares as of May 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	March 31,	September 30,
	2009	2008
Current assets:
Cash	$ 21,395	$ 20,711
Accounts receivable, net	4,044	54,321
Inventory	69,512	48,809
Prepaid expenses and other current assets	262,988	704,356

Total current assets	357,939	828,197

Property and equipment, net	104,922	121,248

Total assets	$ 462,861	$ 949,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 408,483	$ 243,579
Accrued expenses	114,159	101,537
Deferred revenue, current portion	402,059	1,022,126
Notes payable - shareholder	30,000	-
Notes payable - related party	2,925	39,000

Total current liabilities	957,626	1,406,242

Deferred revenue, net of current portion	14,940	15,000

Total liabilities	972,566	1,421,242

Stockholders' equity (deficit):
Common stock - $.001 par value; 750,000,000 shares authorized,
59,342,286 and 48,165,081 shares issued and outstanding, respectively	59,342	48,165
Additional paid-in capital	4,619,956	4,466,909
Stock subscription receivable	-	(5,475)
Accumulated Deficit	(5,189,003)	(4,981,396)

Total stockholders' equity (deficit)	(509,705)	(471,797)

Total liabilities and stockholders' equity (deficit)	$ 462,861	$ 949,445

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(Unaudited)

Condensed Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Revenue	$ 682,028	$ 60,021	$ 1,061,182	$ 242,589

Cost of Revenue	446,813	42,014	679,673	181,772

Gross Profit	235,215	18,007	381,509	60,817

Operating Expenses:
Selling expenses	28,458	76,455	84,966	136,694
Administrative expenses	205,081	455,809	422,927	700,991
Research and development	38,460	73,479	53,839	139,771
Depreciation	7,602	13,907	15,095	28,350

Total Operating Expenses	279,60	619,650	576,827	1,005,806

Other Income (Expenses)	(9,431)	(4,884)	(12,290)	(8,046)

Loss from continuing operations	(53,817)	(606,527)	(207,608)	(953,035)

Loss from discontinued operations	-	(82)	-	(25,153)

Net loss	$ (53,817)	$ (606,609)	$ (207,608)	$ (978,188)
(Loss) per Common Share
Loss from continuing operations	$ (0.001)	$ (0.018)	$ (0.004)	$ (0.029)
Loss from discontinued operations	-	(0.000)	-	(0.001)
(Loss) per Common Share -
basic and diluted	$ (0.001)	$ (0.018)	$ (0.004)	$ (0.030)

Weighted Average of Shares Outstanding -
basic and diluted	53,329,738	33,616,629	51,483,488	32,947,346

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBALTEL IP, INC. AND SUBSIDIARIES
(Unaudited)

Condensed Consolidated Statements of Cash Flows

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

NET LOSS	$ (53,817)	$ (606,609)	$ (207,607)	$ (978,188)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,602	13,907	14,481	28,350
Gain on sale of property and equipment	-	-	-	(2,458)
Common stock and warrants issued for services	37,500	135,000	114,375	145,000
(Increase) decrease in assets:
Accounts receivable	1,059	(51,872)	50,278	(41,397)
Inventory	(8,546)	(47,323)	(20,704)	67,312
Prepaid expenses and other current assets	343,669	5,703	441,367	(3,907)
Increase (decrease) in liabilities:
Accounts payable	108,097	121,081	164,904	(19,250)
Accrued expenses	23,284	(6,322)	14,889	(10,144)
Deferred revenue	(491,775)	37,500	(622,394)	37,500

Net Cash Used in Operating Activities	(32,928)	(398,935)	(50,411)	(777,182)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(1,816)	-	(6,187)
Proceeds from sale of property and equipment	-	-	1,845	17,000

Payments received on note receivable	-	10,818	-	17,882

Net Cash Provided by Investing Activities:	-	9,002	1,845	28,695

Cash Flows From Financing Activities
Repayments of note payable-related party		(15,000)		(17,214)
Proceeds from note payable-related party	-	58,009		58,009
Proceeds from notes payable	30,000	-	30,000	-
Proceeds from issuance of common stock and warrants	13,725	327,700	13,725	556,700
Proceeds from stock subscription receivable	-	-	5,475	;-

Net Cash Provided by Financing Activities	43,725	370,709	49,200	597,495

Net Increase (Decrease) In Cash	10,797	(19,224)	634	(150,992)

Cash - Beginning of Period	10,598	21,057	20,711	152,825

Cash - End of Period	$ 21,396	$ 1,833	$ 21,345	$ 1,833

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 975	$ 4,290	$ 1,183	$ 4,290

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
The Company converted a note payable balance of $36,250 to an officer of the Company for 4,264,705 shares of common stock during the six months ended March 31, 2009

The Company issued 5,312,500 common shares for services rendered by non-employees during the six months ended March 31, 2009

The Company issued a note receivable of $68,000 in connection with the sale of property and equipment during the six months ended March 31, 2008

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The Company provided an allowance for doubtful accounts of $1,000 at March 31, 2009 and September 30, 2008.

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The Company did not have cash balances excess the FDIC limits at March 31, 2009 and September 30, 2008.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending March 31, 2009 and 2008, the Company had $38,460 and $73,479 in research and development costs from continuing operations, respectively. For the six months ending March 31, 2009 and 2008, the Company had $53,839 and $139,771 in research and development costs from continuing operations, respectively.

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

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. Revenues derived from software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions." For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of March 31, 2009 and 2008. There were 8,585,000 and 8,952,500 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of March 31, 2009.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,776 during the three months ended March 31, 2009 and $5,978 during the three months ended March 31, 2008.  For the three months ending March 31, 2009 and 2008, the Company had $3,893 and $11,858 in advertising costs, respectively.

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

NOTE 4 -

NOTES PAYABLE – RELATED PARTY

The Company has a note payable of $2,925 due to an officer. The note bears interest at 10% per year and matures June 30, 2009. Interest expense on notes payable – related party was $764 and $304 for the three months ended March 31, 2009 and 2008, respectively. Interest expense on notes payable - related party was $1,793 and $993 for the six months ended March 31, 2009 and 2008, respectively

NOTE 5   -

EQUITY TRANSACTIONS

Common Stock

In February 2009 the Company issued 1,500,000 shares of common stock to three consultants for services rendered valued at approximately $26,500.

In February 2009 the Company sold 1,600,000 shares of common stock for proceeds of $13,600 and a note-holder and officer of the Company converted promissory notes in the amount of $36,250 for 4,264,705 shares of common stock.

In March 2009 the Company issued 750,000 shares of common stock to a consultant for services rendered valued at approximately $11,000.

NOTE 6 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $25,259 and $20,314 for the three months ended March 31, 2009 and 2008, respectively.

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

The components of the loss from discontinued operations, net of income taxes, are presented below for the three months ended March 31, 2009 and 2008 respectively.

	2009	2008
Revenues	$ -	$ 5,038
Cost of revenues	-	5,120
Gross profit	-	(82)
Operating expenses
Selling	-	-
General and administrative	-	-
Research and development	-	-
Depreciation	-	-
Total operating expenses	-	-
Loss from discontinued operations before income taxes	-	(82)
Gain from sale of equipment	-	-
Provision for income taxes	-	-
Loss from discontinued operations	$ -	$ (82)

The components of the loss from discontinued operations, net of income taxes are presented below for six months ended March 31, 2009 and 2008 respectively.

	2009	2008
Revenues	$ -	$ 22,867
Cost of revenues	-	27,537
Gross profit	-	(4,670)
Operating expenses
Selling	-	-
General and administrative	-	20,483
Research and development	-	-
Depreciation	-	-
Total operating expenses	-	20,483
Loss from discontinued operations before income taxes	-	(25,153)
Gain from sale of equipment	-	-
Provision for income taxes	-	-
Loss from discontinued operations	$ -	$ (25,153)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The Company’s net loss from continuing operations decreased approximately 91% to $53,817 during the three months ended March 31, 2009 as compared to $619,650 for the three months ended March 31, 2008. The primary reasons for this decrease were higher revenues and aggressive reduction of selling and administrative expenses.

Revenues

Revenues increased approximately eleven fold to $682,028 for the three months ended March 31, 2009 as compared to $60,021 for the three months ended March 31, 2008. Approximately 71% of the increase was attributable to the recognition of approximately $486,000 in software sales previously recorded as deferred revenue. The remainder of the increase was primarily due to increased sales of equipment and software. During the fiscal year ended September 30, 2008, the Company entered into a unified communications contract with a customer for which delivery and installation is not yet complete. As a result, the Company has not recognized all of the revenue relating to the contract. As of March 31, 2009 the Company has allocated approximately $376,000 of the software portion of the contract to deferred revenue because delivery of equipment included in the contract with the software had not yet been completed.

Cost of Revenues

Cost of revenues was $446,813 for the three months ended March 31, 2009 as compared to $42,014 for the three months ended March 31, 2008. Due to increased sales of unified communications software and equipment the Company incurred substantial increased costs for both software and equipment. The Company recorded approximately $330,000 in prepaid costs related to recognized deferred revenues during the period.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $279,600 compared to $619,650 for the three months ended March 31, 2008, a decrease of approximately 54%. This decrease resulted from less spending on sales and marketing efforts and aggressive cost cutting of salaries, consulting fees and other miscellaneous operating expenses by management. The Company intends to continue to try and reduce operating expenses.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2009 was $53,817 compared to a loss of $606,257 for the three months ended March 31, 2008. The decrease in loss from operations in 2009 versus 2008 was due to the Company’s increased sales of its products and services and an improvement in gross profit margins from approximately 30% in the three months ended March 31, 2007 to approximately 34% for the three months ended March 31, 2009.

Loss from Discontinued Operations

Loss from discontinued operations was nil for the three months ended March 31, 2009 and $82 for the three months ended March 31, 2008, due to the Company’s complete exit from providing VoIP services.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $53,817 for the three months ended March 31, 2009 compared to a net loss of $606,609 for the three months ended March 31, 2008. Net loss per common share was $0.001 and $0.018 for the three months ended March 31, 2009 and 2008, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2008

The Company’s net loss decreased to $207,607 during the six months ended March 31, 2009 when compared to a loss of $953,053 for the six months ended March 31, 2008. The primary reasons for this decrease were increased revenues, larger gross margins and aggressive cutting of administrative expenses.

Revenues

Revenues from current operations were $1,061,182 for the six months ended March 31, 2009 as compared to $242,589 for the six months ended March 31, 2008. The increase was due to the fact that the Company was seeking to expand its unified communications business. Revenues from discontinued operations were nil for the six months ended March 31, 2009 and 2008 respectively.

Cost of Revenues

Cost of revenues was $679,673 for the six months ended March 31, 2009, as compared to $181,772 for the six months ended March 31, 2008. Due to increased sales of unified communications software and equipment the Company incurred substantial increased costs for both software and equipment. Gross profits were $381,509 and $60,817 for the six months ended March 31, 2009 and 2008 respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2009 were $576,826 compared to $1,005,806 for the six months ended March 31, 2008. This decrease was primartily a result of aggressive cutting of administrative expenses.

Loss from Operations

Loss from operations for the six months ended March 31, 2009 was $207,607 compared to a loss of $978,188 for the six months ended March 31, 2009. This decrease in loss from operations in 2009 versus 2008 was due primarily to the Company’s ability to increase revenue, improve gross margins and cut administrative expenses.

Loss from Discontinued Operations

Loss from discontinued operations was nil or the six months ended March 31, 2009 and $25,153 for the six months ended March 31, 2008, due to the Company’s complete exit from providing VoIP services.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $207,607 for the six months ended March 31, 2009 compared to a net loss of $978,188 for the six months ended March 31, 2008.  Net loss per common share was $0.004 and $0.029 for the six months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $32,929 for the three months ended March 31, 2009 compared to $398,935 for the three months ended March 31, 2008, due to a decrease in net loss for the period and recognition of $491,775 in deferred revenue.

The Company’s net cash from investing activities was $0 for the three months ended March 31, 2009 compared to $9,002 for the three months ended March 31, 2008.

The Company’s net cash provided by financing activities was $43,725 for the three months ended March 31, 2009 compared to $370,709 for the three months ended March 31, 2008. The decrease was due to decreased debt and equity financing activity.

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

The Company believes that in order to fund its business plan, it will need approximately $500 thousand in new equity or debt capital. In the past, in addition to revenues and deferred revenues, the Company has obtained funds from the private sale of its debt and equity securities. The Company intends to continue to seek private financing from its existing stockholders and others.

The costs to operate the Company’s current business are approximately $65,000 per month. In order for the Company to cover its monthly operating expenses, we would have to generate revenues of approximately $195,000 per month. Accordingly, in the absence of revenues, the Company will need to secure $65,000 in equity or debt capital each month to cover its overhead expenses. In order to remain in business for one year without any revenues the Company would need to secure $780,000 in equity or debt capital. If the Company is unsuccessful in securing sufficient capital or revenues, the Company would have to cease business in approximately 60 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2009 the Company issued 1,500,000 shares of common stock to three consultants for services rendered valued at approximately $26,500.

In February 2009 the Company sold 1,600,000 shares of common stock to three private investors for of $13,600 and a note-holder and officer of the Company converted promissory notes in the amount of $36,250 into 4,264,705 shares of common stock.

In March 2009 the Company issued 750,000 shares of common stock to a consultant for services rendered valued at approximately $11,000.

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

CLEARTRONIC, INC.

Date: May 15, 2009	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer