Form 10-Q
period 2009-06-30
Cleartronic, Inc.
filed 2009-08-13
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,244,509 shares as of August 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2009	2008
	(Unaudited)	(Audited)
Current assets:
Cash	$ 1,877	$ 20,711
Accounts receivable, net	13,594	54,321
Inventory	35,262	48,809
Prepaid expenses and other current assets	7,470	704,356

Total current assets	58,203	828,197

Property and equipment, net	97,321	121,248

Total assets	$155,524	$949,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$397,136	$243,579
Accrued expenses	132,903	101,537
Deferred revenue, current portion	23,503	1,022,126
Notes payable - shareholder	30,000	-
Notes payable - related party	-	39,000

Total current liabilities	583,542	1,406,242

Deferred revenue, net of current portion	10,127	15,000

Total liabilities	593,669	1,421,242

Stockholders' equity (deficit):
Common stock - $.001 par value; 750,000,000 shares authorized,
59,342,286 and 48,165,081 shares issued and outstanding, respectively	65,225	48,165
Additional paid-in capital	4,694,803	4,466,909
Stock subscription receivable	-	(5,475)
Accumulated Deficit	(5,198,173)	(4,981,396)

Total stockholders' equity (deficit)	(438,145)	(471,797)

Total liabilities and stockholders' equity (deficit)	$155,524	$949,445

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$ 532,213	$ 11,966	$ 1,593,395	$ 254,555

Cost of revenue	347,581	13,178	1,027,25	194,950

Gross profit	184,632	(1,212)	566,141	59,605

Operating Expenses:
Selling expenses	50,555	42,952	135,521	179,646
Administrative expenses	91,650	361,388	514,577	1,062,379
Research and development	32,447	60,363	86,286	200,134
Depreciation	7,602	13,911	22,697	42,261

Total operating expenses	182,254	478,614	759,081	1,484,420

Other expenses	(11,548)	(5,900)	(23,607)	(13,946)

Gain from sale of equipment	-	460	(230)	460

Loss from continuing operations	(9,170)	(485,266)	(216,777)	(1,438,301)

Loss from discontinued operations	-	-	-	(25,153)

Net loss	$ (9,170)	$ (485,266)	$ (216,777)	$ (1,463,454)
(Loss) per share
Continuing operations	$ (0.000)	$ (0.013)	$ (0.004)	$ (0.041)
Discontinued operations	$ -	$ -	$ -	$ (0.001)
(Loss) per share - basic and diluted	$ (0.000)	$ (0.013)	$ (0.004)	$ (0.042)

Weighted average of shares outstanding:
Basic and diluted	60,129,249	38,385,877	51,874,795	34,742,086

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBALTEL IP, INC. AND SUBSIDIARIES
(Unaudited)

Condensed Consolidated Statements of Cash Flows

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET LOSS	$ (9,170)	$ (485,266)	$ (216,777)	$ (1,463,454)

Adjustments to reconcile net loss to net cash used in
operating activities:
Bad Debts	-	52,812	-	$ 52,812
Depreciation	7,601	13,911	22,082	42,261
Gain on sale of property and equipment	-	(460)	-	(2,918)
Common stock and warrants issued for services	30,000	5,000	144,375	150,000
(Increase) decrease in assets:
Accounts receivable	(9,550)	(7,567)	40,728	(48,964)
Inventory	34,250	(19,886)	13,546	47,426
Prepaid expenses and other current assets	255,518	(746,592)	696,886	(750,499)
Increase (decrease) in liabilities:
Accounts payable	(11,347)	(33,841)	153,557	(53,091)
Accrued expenses	47,907	(6,619)	62,795	(16,763)
Deferred revenue	(381,102)	1,102,982	(1,003,496)	1,140,482

Net Cash Used in Operating Activities	(35,893)	(125,526)	(86,304)	(902,708)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(6,662)	-	(12,849)

Proceeds from sale of property and equipment	-	2,352		1,845	19,352
Payments received on note receivable	-	11,090		-	28,972

Net Cash Provided by Investing Activities:	-	6,780	#	1,845	35,475

Cash Flows From Financing Activities
Repayments of note payable-related party	-	(18,230)		-	(35,444)
Proceeds from note payable-related party	-	-			58,009
Proceeds from notes payable	-	-		30,000	-
Proceeds from issuance of common stock and warrants	16,374	135,500		30,150	692,200
Proceeds from stock subscription receivable	-	-		5,475	-

Net Cash Provided by Financing Activities	16,374	117,270	#	65,625	714,765

Net Increase (Decrease) In Cash	(19,519)	(1,476)	#	(18,834)	(152,468)

Cash - Beginning of Period	21,396	1,833		20,711	152,825

Cash - End of Period	$ 1,877	$ 357		$ 1,877	$ 357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 780	$ 4,982		$ 4,623	$ 17,644

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
The Company converted a note payable balance of $39,000 to an officer to 4,489,705 shares of common stock during the nine months ended June 30, 2009

The Company issued 7,312,500 common shares for services rendered by non-employees during the nine months ended June 30, 2009 >

The Company issued 2,417,608 shares of common stock as consideration for forgivenesss of accrued salaries and consulting fees totaling $31,429 during the nine months ended June 30, 2009

The Company issued a note receivable of $68,000 in connection with the sale of property and equipment during the nine months ended June 30, 2008

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

NOTE 1   -ORGANIZATION

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The Company provided an allowance for doubtful accounts of $1,000 at June 30, 2009 and September 30, 2008.

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The Company did not have cash balances excess the FDIC limits at June 30, 2009 and September 30, 2008.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2009 and 2008, the Company had $32,447 and $60,363 in research and development costs from continuing operations, respectively. For the nine months ending June 30, 2009 and 2008, the Company had $86,286 and $200,134 in research and development costs from continuing operations, respectively.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of June 30, 2009 and 2008. There were 8,585,000 and 8,952,500 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of June 30, 2009.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. For financial statement purposes depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the asset.

Expenditures for replacements, maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. When assets are >retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are recognized.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,469 during the three months ended June 30, 2009 and $6,003 during the three months ended June 30, 2008.  For the nine months ending June 30, 2009 and 2008, the Company had $7,362 and $36,170 in advertising costs, respectively.

NEW ACCOUNTING PRONOUNCEMENT

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our year-end ending on September 30, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

EQUITY TRANSACTIONS

Common Stock

In May 2009 the Company sold 1,259,605 shares of common stock for proceeds of $16,375 and a note-holder and officer of the Company converted promissory notes in the amount of $2,925 for 225,000 shares of common stock.

In June 2009 two officers and directors of the Company converted accrued salaries and consulting fees in the amount of $31,429 for 2,417,608 shares of common stock.

In June 2009 the Company issued 2,000,000 shares of common stock to a consultant for services rendered valued at approximately $30,000.

NOTE 5 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $24,901 and $25,069 for the three months ended June 30, 2009 and 2008, respectively.

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

The components of the loss from discontinued operations, net of income taxes, are presented below for the three months ended June 30, 2009 and 2008 respectively.

	2009	2008
Revenues	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-
Operating expenses
Selling	-	-
General and administrative	-	-
Research and development	-	-
Depreciation	-	-
Total operating expenses	-	-
Loss from discontinued operations before income taxes	-	-
Gain from sale of equipment	-	-
Provision for income taxes	-	-
Loss from discontinued operations	$ -	$ -

The components of the loss from discontinued operations, net of income taxes are presented below for nine months ended June 30, 2009 and 2008 respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

The Company’s net loss from continuing operations decreased approximately 98% to $9,170 during the three months ended June 30, 2009 as compared to $485,266 for the three months ended June 30, 2008. The primary reasons for this decrease were higher revenues and aggressive reduction of selling and administrative expenses.

Revenues

Revenues increased to $532,213 for the three months ended June 30, 2009 as compared to $11,966 for the three months ended June 30, 2008. Approximately 71% of the increase was attributable to the recognition of approximately $376,000 in software sales previously recorded as deferred revenue. The remainder of the increase was  primarily due to increased sales of equipment and software. During the fiscal year ended September 30, 2008, the Company entered into a unified communications contract with a customer for which delivery of equipment associated with that contract is now complete. As a result, the Company has  recognized all of the revenue relating to the contract.

Cost of Revenues

Cost of revenues was $347,581 for the three months ended June 30, 2009 as compared to $13,178 for the three months ended June 30, 2008. Due to increased sales of unified communications software and equipment the Company incurred substantial increased costs for both software and equipment. The Company recorded approximately $255,000 in prepaid costs related to recognized deferred revenues during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $182,254 compared to $485,266 for the three months ended June 30, 2008, a decrease of approximately 62%. This decrease resulted from less spending on sales and marketing efforts and aggressive cost cutting of salaries, consulting fees and other miscellaneous operating expenses by management. The Company intends to continue to try and reduce operating expenses.

Loss from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2009 was $9,170 compared to a loss of $485,266 for the three months ended June 30, 2008. The decrease in loss from operations in 2009 versus 2008 was due to the Company’s increased sales of its products and services and an improvement in gross profit margins from approximately nil in the three months ended June 30, 2008 to approximately 34% for the three months ended June 30, 2009.

Loss from Discontinued Operations

Losses from discontinued operations were nil for the three months ended June 30, 2009 and 2008 respectively.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $9,170 for the three months ended June 30, 2009 compared to a net loss of $485,266 for the three months ended June 30, 2008. Net loss per common share was $0.0002 and $0.013 for the three months ended June 30, 2009 and 2008, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2008

The Company’s net loss decreased to $216,777 during the nine months ended June 30, 2009 when compared to a loss of $1,463,454 for the nine months ended June 30, 2008. The primary reasons for this decrease were increased revenues, larger gross margins and aggressive cutting of administrative expenses.

Revenues

Revenues from current operations were $1,593,395 for the nine months ended June 30, 2009 as compared to $254,555 for the nine months ended June 30, 2008. Approximately 63% of the increase was attributable to the recognition of approximately $1,007,126 in software sales previously recorded as deferred revenue. The remainder of the increase was  primarily due to increased sales of equipment and software. During the fiscal year ended September 30, 2008, the Company entered into a unified communications contract with a customer for which delivery of equipment associated with that contract is now complete. As a result, the Company has recognized all of the revenue relating to the contract. Revenues from discontinued operations was nil for the nine months ended June 30, 2009 and $22,867 for the nine months ended June 30, 2008..

Cost of Revenues

Cost of revenues was $1,027,254 for the nine months ended June 30, 2009, as compared to $194,950 for the nine months ended June 30, 2008. Due to increased sales of unified communications software and equipment the Company incurred substantial increased costs for both software and equipment. Gross profits were $478,614 and $59,605 for the nine months ended June 30, 2009 and 2008 respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2009 were $759,081 compared to $1,484,420 for the nine months ended June 30, 2008. This decrease was primarily a result of aggressive cutting of administrative expenses.

Loss from Operations

Loss from operations for the nine months ended June 30, 2009 was $216,777 compared to a loss of $1,463,454 for the nine months ended June 30, 2008. This decrease in loss from operations in 2009 versus 2008 was due primarily to the Company’s ability to increase revenue, improve gross margins and cut administrative expenses.

Loss from Discontinued Operations

Loss from discontinued operations was nil or the nine months ended June 30, 2009 and $25,153 for the six months ended June 30, 2008, due to the Company’s complete exit from providing VoIP services.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $216,777 for the nine months ended June 30, 2009 compared to a net loss of $1,463,454 for the nine months ended June 30, 2008.  Net loss per common share was $0.004 and $0.042 for the nine months ended June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $67,322 for the three months ended June 30, 2009 compared to $125,526 for the three months ended June 30, 2008, due to a decrease in net loss for the period and recognition of $381,102 in deferred revenue.

The Company’s net cash from investing activities was $0 for the three months ended June 30, 2009 compared to $6,780 for the three months ended June 30, 2008.

The Company’s net cash provided by financing activities was $47,803 for the three months ended June 30, 2009 compared to $117,270 for the three months ended June 30, 2008. The decrease was due to decreased debt and equity financing activity.

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

The costs to operate the Company’s current business are approximately $75,000 per month. In order for the Company to cover its monthly operating expenses, we would have to generate revenues of approximately $225,000 per month. Accordingly, in the absence of revenues, the Company will need to secure $75,000 in equity or debt capital each month to cover its overhead expenses. In order to remain in business for one year without any revenues the Company would need to secure $900,000 in equity or debt capital. If the Company is unsuccessful in securing sufficient capital or revenues, the Company would have to cease business in approximately 60 days.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management’s Discussion and Analysis contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii)its strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the Company’s plans, objectives and expectations for future operations. Although the Company believes that its expectations with respect to the forward- looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that the Company’s objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2009, Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2009 the Company sold 1,259,605 shares of common stock for proceeds of $16,375 and a note-holder and officer of the Company converted promissory notes in the amount of $2,925 for 225,000 shares of common stock.

In June 2009 two officers and directors of the Company converted accrued salaries and consulting fees in the amount of $31,429 for 2,417,608 shares of common stock.

In June 2009 the Company issued 2,000,000 shares of common stock to a consultant for services rendered valued at approximately $30,000.

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

CLEARTRONIC, INC.

Date: August 12, 2009	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer