Form 10-K
period 2009-09-30
Cleartronic, Inc.
filed 2010-01-12
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, Including Area Code: (561) 939-3300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ¨  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer (Do not check if a

Smaller reporting company

☒

smaller reporting company)☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,072,754 as of March 31, 2009, based upon 56,020,386 shares at $0.037 per share as reported on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 86,048,244 shares of common stock as of January 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

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

Overview

From March 2005 to October 2007, we were primarily engaged in providing telecommunications services to our customers employing Voice over Internet Protocol (VoIP) technology. In October 2007, we sold substantially all of our assets utilized in that business.

We are now a provider of Internet Protocol, or IP, unified group communication solutions. The products used in our solutions include our own proprietary products as well as products from other software and hardware vendors. An integral component of our unified group communication solution is WAVE™ software developed by Twisted Pair Solutions, Inc. of Seattle, WA.

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system. We have considered all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions have required the integration of WAVE software as a core component. We have designed, built and installed four unified group communication solutions as of the filing date of this Annual Report, all of which utilize WAVE software.

Revenues have been generated from the design, construction and installation of the systems. We have also generated revenues from maintenance and support contracts once a unified group communication solution has been installed and tested.

We have also sold our proprietary line of IP Gateways which we have branded the AudioMate 360 Series. These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”) to their end-user customers.  As of the date of this filing, we have approximately 25 active VARs, and we have sold our gateways to more than 200 end-users in the United States and eight foreign countries.

In May 2008, we changed our corporate name from GlobalTel IP, Inc. to Cleartronic, Inc. All of our operations are conducted through our wholly owned subsidiary VoiceInterop, Inc., a Florida corporation.

Need for Unified Group Communications

Although public safety personnel regularly use cellular phones, personal digital assistants (PDAs), and other commercial wireless devices and services, we believe that these devices are currently not sufficiently suited for public safety mission critical communications during critical incidents. As an example, hundreds of firefighters and police officers rushed to rescue victims from the attack on the World Trade Center on September 11, 2001. As police and firefighters swarmed the building searching for survivors, incident commanders outside were hearing warnings from helicopters circling the scene from above that the towers were beginning to glow and were dangerously close to collapse. Radio communications were a lifeline for the hundreds of police officers who received the word to evacuate the building—all but 60 police officers escaped with their lives. Tragically, hundreds of New York firefighters did not receive that warning because they were using a different radio communications system. Unaware of the impending collapse, at least 121 firefighters, most within striking distance of safety, died. A report from the University of New Hampshire based ATLAS Project stated, “From numerous interviews gathered as part of a fire department inquiry into the events of September 11th, it would appear that non-interoperability was at least partially responsible for the loss of 343 firefighters at the World Trade Center.”

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

We have been advised by Twisted Pair Solutions that claims based upon the WAVE technology are the subject of a patent application filed by or on behalf of it with the United States Patent and Trademark Office. There can be no assurance that any patent will be issued as a result of the application or, if issued, that it will be meaningful. Furthermore the validity of issued patents is frequently challenged by others. One or more patent applications may have been filed by others previous to the Twisted Pair Solutions’ filing, which encompass the same or similar claims.

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

Application Service Provider License Agreement

In August 2006, we entered into an application service provider license agreement with Twisted Pair Solutions. Subject to the terms and conditions of the agreement, Twisted Pair Solutions granted to us a nonexclusive and nontransferable right to install, store, operate and use certain WAVE components and market and license access to those components within North America, Central America and South America directly to end users solely as a part of a hosted service operated and maintained by us. The development of the hosted service, which we call X-Stream Access, has been completed as described below.

Twisted Pair Solutions also granted to us the nonexclusive and nontransferable right and license to use and display certain trademarks of Twisted Pair Solutions solely in connection with and only to the extent reasonably necessary for the marketing, license of access to and support of the hosted service during the term of the agreement.

We have agreed to supply all equipment, software and services, other than the licensed WAVE components, necessary for the operation and maintenance of X-Stream Access and to operate and to maintain X-Stream Access in good working order to ensure full functionality and availability for commercial or consumer customers at least 99.5% of the time, or in the case of government customers, 99.9% of the time. We do not now have and there can be no assurance that we will ever have sufficient capital to supply the requisite equipment, software and services or maintain the requisite functionality and availability.

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

Hosted Unified Group Communication Services

We have completed development of a hosted or application service provider solution for unified group communications which we refer to as X-Stream Access. We do not now have sufficient capital to market the service. If we are able to market X-Stream Access, we intend to make it available to prospective customers on a monthly subscription basis. We believe that X-Stream Access can eliminate the high cost factor as a barrier to certain prospective customers who wish to implement a unified group communications system. We further believe that the cost to a prospective customer to purchase a unified group communications system that does not have the requisite equipment can range from $20,000 to as much as several hundred thousand dollars depending on the size of the enterprise and the number of endpoints to be connected. Potential X-Stream Access customers can subscribe to service for a monthly fee.

X-Stream Access utilizes WAVE™ software and allows a customer’s personnel to communicate at any time, on any type of existing communication device. X-Stream Access combines WAVE™ software, information technology and telecommunications system to integrate together to provide total voice interoperability for all of an organization’s existing communication devices.

We believe X-Stream Access can be used by public safety agencies, defense departments, financial institutions and other public and private organizations. We believe that customers will find X-Stream Access to be secure and easy to deploy with minimal, if any, downtime, and be scalable for unlimited growth depending on the needs of the customer.

The key components of the X-Stream Access hosted interoperability solution are an IP gateway to convert analog signals to digital packets over a secure IP network to route inbound and outbound traffic and WAVE™ software.

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

Unless we are able to obtain significant capital or realize a significant increase in our revenues, we will not be able to market X-Stream Access. In addition, even if we are able to market X-Stream Access, there can be no assurance that it will generate any meaningful revenues.

Sales and Marketing

We have marketed our unified group communication solutions and AudioMate 360 IP gateways through our Vice President of Sales and Marketing and a sales executive. The majority of our sales leads have come through our strategic partners and our website.

If we are able to continue our business activities, we intend to continue to develop a network of channel partners and VARs. As of December 30, 2009, we had nine channel partners in our network of over 25 VARs. These existing and potential channel partners and VARs range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services.

We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquires that we receive from our website and if we become adequately funded, we intend to hire additional direct sales people.

Competition

The unified group communications industry is extremely competitive. Over the past year, the number of companies entering our industry has increased dramatically. Competitive pricing pressures can negatively impact profit margins, if any. Competitors include Cisco Systems, Inc., Tyco Electronics Ltd., Catalyst Communications Technologies, Inc., Telex, Inc., Federal Signal Corporation and Mutual-Link, Inc. as well as Twisted Pair Solutions and its other resellers and licensees.

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

Intellectual Property

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

There can be no assurance that a patent will be issued, or if issued, that it will include any meaningful claims. Furthermore, the validity of issued patents is frequently challenged by others. One or more patent applications may have been filed by others previous to our filing, which encompass the same or similar claims.

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

Employees

On January 12, 2010, we had no employees, and we had four consultants, inclusive of our two executive officers.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

We lease approximately 2,840 square feet for our principal offices in Boca Raton, Florida from an unaffiliated party at a monthly rental of approximately $8,600. The lease, which provides for annual increases of base rent of 3%, expires on June 30, 2011.

Item 3.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended September 30, 2009 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CLRI."  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB for each quarterly period within our two most recent fiscal years.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

September 30, 2009	$0.024	$0.0158
June 30, 2009	$0.05	$0.01
March 31, 2009	$0.23	$0.01
December 31, 2008	$0.10	$0.03

September 30, 2008	$0.25	$0.15
June 30, 2008	$0.20	$0.06
March 31, 2008	$0.25	$0.15
December 31, 2007	$0.03	$0.03

Holders

As of January 12, 2010, we have approximately 141 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)

Equity compensation plans approved by security holders	8,450,000	(1)	$$0.104	6,550,000	(2)

Equity compensation plans not approved by security holders (3)	1,635,000		$0.26	0
Total	10,085,000		$$0.13	6,550,000

(1)	Includes outstanding options granted pursuant to GlobalTel IP 2005 Incentive Equity Plan.

(2)	Includes shares remaining available for future issuance under the GlobalTel IP 2005 Equity Incentive Plan.
(3)	These consist of individual consulting agreements.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the fiscal years ending September 30, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers that will result in a for unified group communication systems. We consider all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions require the integration of WAVE software as a core component. We have designed, built and installed four unified group communication solutions as of the date of this filing all of which utilize WAVE software.

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

Critical Accounting Policies

Our significant accounting policies and recently issued accounting pronouncements are described in Notes 1 and 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe the following represent our critical accounting policies:

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

The Company's revenue recognition policies are in accordance with Accounting Standards Codification 605-10 “Revenue Recognition”.  (ASC 605-10). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

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

 Inventory.  Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification 718-10 “Compensation” (ASC 718-10) using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005, the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

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

Sales and marketing expenses.  Sales and marketing expenses primarily included personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and the number of our channel partners to enable us to expand our business. In conjunction with channel partner growth, we plan to increase the investment in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category..

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

Results of Continuing Operations – Comparison of the Fiscal Years Ended September 30, 2009 and September 30, 2008

Revenues

Revenues increased to $1,849,708 during 2009 from $426,821 during 2008. This increase was largely due to one customer who generated approximately 74% of the Company’s revenue in 2009.

Cost of Revenue and Gross Margin

Cost of revenues increased to $1,190,652 in 2009 from $308,098 in 2008, and gross margin increased to approximately 35% or to $659,056 from 27% or $118,723 in the same respective periods.  The primary reason for the increase in gross margin was because proprietary hardware and software carry significantly higher margins than third party hardware and software, and we generated more revenues from proprietary hardware and software during the last fiscal year than from third party hardware and software.

Operating Expenses

Operating expenses decreased approximately 50% in 2009 to $1,062,472 when compared to $2,164,023 during 2008. Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation. This decrease was primarily due to a reduction in our work-force and because we lacked capital to fund sales and marketing, build inventory and fund research and development. Lack of capital also forced management to aggressively cut administrative expenses.

Selling expenses decreased from $205,109 in 2008 to $196,523 in 2009 primarily due to lack of adequate capital to fund sales and marketing.

Administrative expenses decreased from $1,619,826 in 2008 to $718,813 in 2009 primarily due to aggressive cost cutting by management due to inadequate capital.

Research and development expenses decreased to $116,838 in 2009 from $289,038 in 2008 due primarily to the completion of development of our X-Stream Access hosted group communications solution and less development expense needed for the AM-360 family of IP gateway devices during the last fiscal year.

Depreciation expenses decreased approximately 39% in 2009 primarily due to the disposition of non-core assets that occurred in 2008.

Interest

Interest expense was $16,412 and $19,494 for 2009 and 2008, respectively.

Loss from Disposition of Assets

We sold virtually all of our non-core assets in 2008, resulting in a loss of $12,475. In 2009, we realized a loss of $230 from the sale of one non-core asset.

Losses from Continuing Operations

Losses from continuing operations were $415,162 and $2,083,327 for 2009 and 2008, respectively. The decrease in losses from continuing operations was primarily due to decreased selling, administrative and research and development expenses related to the unified group communications business.

Loss from Discontinued Operations

Losses from discontinued operations were $0 and $25,153 for 2009 and 2008, respectively. The 2008 loss was primarily attributable to administrative expenses incurred in winding down our VoIP business during the 2008 fiscal year.

Net Loss

Net losses were $415,162 and $2,108,480 for 2009 and 2008, respectively.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $12,438 during the fiscal year ended September 30, 2009 to $8,273. Net cash used in operating activities for the fiscal year ended September 30, 2009 was $194,472 as compared to $1,134,913 for the prior fiscal year due primarily to a decrease in operating expenses. We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $176,500.

At September 30, 2009, our total liabilities were approximately $668,816, which included $23,503 in deferred revenue and $137,459 in notes payable.

Based on our initial unified communication installations, the development of our AudioMate 360 series of IP gateways, and completion of the development of our hosted X-Stream Access service, we have developed a business plan. The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers. In addition, we intend to market our AudioMate 360 series of IP gateways and our X-Stream Access managed services both directly to clients and through strategic partners and VARs. Our strategic partners and VARs have introduced us to customers in the past, and we will continue to rely on them to introduce us to additional customers. We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquires that we receive from our website, and if we have sufficient available funds, we intend to hire direct sales people. Our business plan further calls for us to seek additional strategic partners such as consulting firms, equipment manufacturers and communications companies.

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

Our current operating expenses are approximately $100,000 per month. In order for us to cover our monthly operating expenses, we would have to generate approximately $300,000 per month in revenue. Accordingly, in the absence of sufficient revenues, we will need to secure $100,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we would need to secure $.1.2 million in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be unable to resume our business activities.

On September 30, 2009, we had current assets of $84,903 and current liabilities of $663,502. Our independent certified public accountants have stated in their report on our audited financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. There can be no assurance that any funds will be available to us, or if available, that they will be sufficient to fund our capital expenditures, working capital and other cash requirements. Furthermore, there can be no assurance that any such additional funding that may be available can be obtained on terms not unfavorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

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

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cleartonic, Inc. and Subsidiaries

Boca Raton, FL

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a loss from continuing operations of $415,162 and a net loss of $415,162 for the year ended September 30, 2009. The Company also had a working capital deficiency of $5,396,558 and a stockholders’ deficit of $ 494,193 at September 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer Weisman and Associates, LLP

Davie, Florida

December 28, 2009

CLEARTRONIC, INC. AND SUBSIDIARIES
BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

ASSETS

	2009	2008
Current assets:
Cash	$ 8,273	$ 20,711
Accounts receivable, net	1,140	54,321
Inventory	35,820	48,809
Prepaid expenses and other current assets	39,671	704,356

Total current assets	84,903	828,197

Property and equipment, net	89,719	121,248

Total assets	$ 174,623	$ 949,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 279,405	$ 243,579
Accrued expenses	223,135	101,537
Deferred revenue, current portion	23,503	1,022,126
Notes payable - stockholders	137,459	-
Notes payable - related party	-	39,000

Total current liabilities	663,502	1,406,242

Deferred revenue, net of current portion	5,314	15,000

Total liabilities	668,816	1,421,242

Stockholders' equity (deficit):
Common stock - $.001 par value; 750,000,000 shares authorized,
71,717,454 and 48,165,081 shares issued and outstanding, respectively	71,717	48,165
Additional paid-in capital	4,830,648	4,466,909
Stock subscription receivable	-	(5,475)
Accumulated Deficit	(5,396,558)	(4,981,396)

Total stockholders' equity (deficit)	(494,193)	(471,797)

Total liabilities and stockholders' equity (deficit)	$ 174,623	$ 949,445

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Revenue	$ 1,849,708	$ 426,821

Cost of revenue	1,190,652	308,098

Gross profit	659,056	118,723

Operating expenses:
Selling expenses	196,523	205,109
Administrative expenses	718,813	1,619,826
Research and development	116,838	289,038
Depreciation	30,298	50,050

Total operating expenses	1,062,472	2,164,023

Other income (expenses)
Interest and other income	4,896	3,699
Interest and other (expense)	(16,412)	(19,494)
(Loss) on disposal of equipment	(230)	(12,475)
(Loss) on early pay off of notes receivable	-	(9,757)
Total other expenses	(11,746)	(38,027)

(Loss) from continuing operations	(415,162)	(2,083,327)

(Loss) from discontinued operations	-	(25,153)

Net (loss)	$ (415,162)	$ (2,108,480)

Net (loss) per common share - basic and diluted
(Loss) from continuing operations	$ (0.007)	$ (0.056)
(Loss) from discontinued operations	$ -	$ (0.001)

Weighted average number of shares outstanding
- basic and diluted	58,159,042	36,989,256

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Net (Loss)	$ (415,162)	$ (2,108,480)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Bad debts	-	57,784
Depreciation	30,298	50,050
Loss on sale of equipment	230	12,475
Loss on early pay off of notes receivable	-	9,757
Common stock and warrants issued for services	138,751	404,771
Amortization of notes payable discount	2,927
Stock options issued under Plan	79,710	51,612
(Increase) decrease in assets:
Accounts receivable	53,182	(98,081)
Inventory	12,989	81,373
Prepaid expenses and other current assets	699,858	(671,934)
Increase (decrease) in liabilities:
Accounts payable	35,826	6,732
Accrued expenses	175,228	31,902
Deferred revenue	(1,008,309)	1,037,126
Net cash (used in) operating activities	(194,472)	(1,134,913)

Cash Flows From Investing Activities:
Purchases of equipment	-	(35,797)
Collections on note receivable	-	58,243
Proceeds from sale of property and equipment	-	66,453
Net cash provided by (used in) investing activities:	-	88,899

Cash Flows From Financing Activities
Borrowing from related party, net	-	24,000
Proceeds from notes payable	137,459	-
Proceeds from issuance of common stock	39,100	889,900
Collection of stock subscription receivable	5,475	-
Net cash provided by financing activities	182,034	913,900

Net increase (decrease) in cash	(12,438)	(132,114)

Cash - Beginning of year	20,711	152,825

Cash - End of year	$ 8,273	$ 20,711

Supplemental cash flow information:
Cash paid for interest	$ 16,412	$ 19,494

Non-cash investing and financing transactions:
The Company issued note receivable as consideration for sale of equipment of $68,000 in 2008.
The Company issued 2,250,000 common shares and 2,250,000 warrants upon conversion of notes payable in 2008
The Company issued 8,156,730 common shares to non-employees for services rendered in 2009.

The Company issued 3,217,608 common shares to employees for services rendered in 2009.
The Company issued 4,489,705 common shares to an officer and director for conversion of Notes Payable in 2009.
The Company issued 4,097,945 common shares to note holders as discount on Notes Payable in 2009.

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008

			Additional	Stock
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amount	capital	Receivable	deficit	Total

						-
BALANCE AT SEPTEMBER 30, 2007	30,365,581	30,366	2,907,950	-	(2,872,916)	65,400
						-
Shares issued for cash	6,527,000	6,527	685,673	-	-	692,200
Shares issued for non-employee services	2,250,000	2,250	138,750	-	-	141,000
Shares issued for note conversion	2,250,000	2,250	222,750	-	-	225,000
Shares issued for warrant exercise	6,772,500	6,772	196,403	(5,475)	-	197,700
Warrants issued for cash	-	-	-	-	-	-
Warrants issued for non-employee services	-	-	263,771	-	-	263,771
Stock options issued under Plan			51,612			51,612
Net (loss) for the year ended September 30, 2008	-	-	-	-	(2,108,480)	(2,108,480)

BALANCE AT SEPTEMBER 30, 2008	48,165,081	$ 48,165	$ 4,466,909	$ (5,475)	$(4,981,396)	$ (471,797)

Shares issued for cash	3,590,385	3,590	35,510	-	-	39,100
Shares issued for non-employee services	7,656,730	7,657	131,094	-	-	138,751
Shares issued for note conversion	4,489,705	4,490	34,685	-	-	39,175
Shares issued in connection with debt issuance	4,097,945	4,098	31,030	-	-	35,127
Shares issued for conversion of accrued expenses	3,217,608	3,217	52,210	-	-	55,428
Stock options issued under Plan	-	-	79,710	-	-	79,710
Shares issued in exchange for cancellation of warrants	500,000	500	(500)	-	-	-
Collection of stock subscription receivable				5,475		5,475
Net (loss) for the year ended September 30, 2009	-	-	-	-	(415,162)	(415,162)

BALANCE AT SEPTEMBER 30, 2009	71,717,454	$ 71,717	$ 4,830,648	$ -	$(5,396,558)	$ (494,193)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Financial Statements

September 30, 2009 and 2008

NOTE 1 -

ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. Originally formed as a website developer under the name Menu Sites, Inc., the Company ceased operations in 2002. In 2005, the Company became a provider of Voice Over Internet Protocol (VOIP) services and re-seller of international pre-paid telecommunication services through Interactive Media Technologies, Inc., (“IMT”), a related party, and was renamed GlobalTel IP, Inc. In August 2008, the Company ceased re-selling international pre-paid telecommunication services and sold back to IMT certain VoIP assets and began to transition its remaining VoIP business into managed unified group communication operations and development of VoIP related products. In November 2007, the Company formed, as Florida corporations, two wholly owned subsidiaries: Gulf Telco, Inc. and VoiceInterop, Inc. In May 2008, the Company changed its name to Cleartronic, Inc. The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. The Company has discontinued marketing its international services and has rescinded its Management Outsource Agreement with the Kuwait company, Phantom Telecom, Co. having received no revenues from the agreement. Gulf Telco, Inc. is currently inactive. VoiceInterop, Inc. is the operating subsidiary of the Company. The Company is currently developing an Application Service Provider hosted solution for voice interoperability for enterprise level customers and is continuing to develop a line of IP gateway devices and introduced the AM360 device (patent pending) in 2008.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2009 or 2008.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The Company provided an allowance for doubtful accounts of $1,000 for the year ended September 30, 2009 and $1,000 for the year ended September 30, 2008.

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The Company did not have cash balances in excess of the FDIC limits at September 30, 2009.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2009 and 2008 the Company had $116,838 and $289,038 in research and development costs from continuing operations, respectively.

COMPREHENSIVE INCOME

The Company had no comprehensive income during the years ended September 30, 2009 and 2008.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customer: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company's revenue recognition policies are in accordance with Accounting Standards Codification 605-10 “Revenue Recognition” ( ASC 605-10 ). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of September 30, 2009 and 2008 for 10,085,000 and 11,750,000 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of September 30, 2009.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification 718-10 “Compensation” (ASC 718-10) using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $7,730 during the year ended September 30, 2009 and $17,585 during the year ended September 30, 2008.

NOTE 2 -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -

GOING CONCERN

During the years ended September 30, 2009 and 2008, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the financial statements, the Company incurred losses from continuing operations and net losses of approximately $415,000 and $415,000, respectively, for the year ended September 30, 2009 and losses from continuing operations and net losses of approximately $2,083,000 and $2,108,000, respectively, for the year ended September 30, 2008. The Company also had a working capital deficiency of $5,396,588 and a stockholders’ deficit of $494,193 at September 30, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -

PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2009 and 2008 consists of the following:

			ESTIMATED
			USEFUL LIFE
	2009	2008	(IN YEARS)
Software	$ 43,820	$ 43,820	4
Network equipment	32,653	34,498	4
VoIP equipment and software	43,735	43,735	5
Office equipment and furniture	35,829	35,830	5
Testing and R & D equipment	21,550	21,550	5
	177,587	179,433

Less accumulated depreciation	(87,868)	(58,185)

Net property and equipment	$ 89,720	$ 121,428

Depreciation expense totaled $30,298 and $50,050 for the years ended September 30, 2009 and 2008, respectively.

NOTE 5 -

DEFERRED INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets consist of net operating loss carry-forwards. A reconciliation of the statutory U.S. Federal rate and the effective rate is as follows:

Years Ended September 30,	2009	2008
Statutory U.S. Federal Rate	35%	35%
State Income Taxes – net of federal benefit	4.5%	4.5%
	39.5%	39.5%

For Federal income tax purposes, the Company’s net operating losses available to offset future taxable income of approximately $5,385,000, subject to limitations, expire at various times through 2028. Net deferred income tax asset as of September 30, 2009 and 2008 consists of the following:

	2009	2008

Deferred income tax asset arising from	$2,127,000	$1,967,000
net operating loss carry-forward

Less valuation allowance	(2,127,000)	(1,967,000)

Net deferred tax asset	$ -	$ -

NOTE 6 -

NOTES PAYABLE – RELATED PARTY

The Company had a note payable of $39,075 due to an officer at September 30, 2008. The note beared interest at 10% per year and matured on September 30, 2009. The notes were converted to 4,489,705 common shares during the year ended September 30, 2009.  Interest expense on notes payable – related party was $803 in 2009 and, $2,343 in 2008.

NOTE 7 -

NOTES PAYABLE - STOCKHOLDERS

In 2009, the Company issued five promissory notes totaling $137,459 to five individual stockholders of the Company. Three of the notes, which total $81,859, bear interest at 15% which is payable quarterly. These notes mature in August 2010. A note for $25,500 bears interest of 14% payable monthly and matures in December 2009 and a note for $30,000 bears interest of 10% payable upon maturity of September 30, 2009. The $30,000 note payable was extended subsequent to September 30, 2009. The note extension converts accrued interest of approximately $2,000 to principal extends the original note to December 31, 2010.

Interest expense on notes payable – stockholders was $5,470 in 2009 and $16,161 in 2008.

In connection with three of the notes payable to stockholders, the Company issued 4,097,975 restricted shares of common stock. The common stock was valued at $35,128 based on the fair value of the stock at the time of issuance. The discount is being recognized over the life of the notes payable, which mature in August 2010. For the year ended September 30, 2009, the Company recognized $2,927 of the discount as interest expense. The net discount on notes payable of $32,201 is included in Prepaid Expenses and Other Current Assets at September 30, 2009.

In December 2007, the Company issued three convertible debentures totaling $225,000 to three individual stockholders of the Company. The notes bear interest of 10% annually payable at the end of each quarter. The notes were converted to 2,250,000 common shares during the year. Interest expense on notes payable – stockholders was $16,161 in 2008 and, $18,574 in 2007.

NOTE 8 -

EQUITY TRANSACTIONS

Common Stock

During the year ended September 30, 2009, the Company sold 3,590,385 shares of common stock for cash at share prices ranging from $.009 to $.02 per share. The Company also issued 11,374,338 to five individuals and two officers and directors for services rendered during the year valued at $194,178. In addition, and officer and director of the Company converted promissory notes in the amount of $39,075 into 4,489,705 shares of common stock and issued 4,097,945 shares of common stock to three shareholders as discounts on notes payable in the amount of $81,959. During the year ended September 30, 2008, the Company sold 6,527,000 shares of common stock for cash at share prices ranging from $.10 to $.20 per share. The Company issued 2,250,000 shares for services rendered valued at $141,000. In addition, the Company issued 2,250,000 shares for a note payable conversion and issued 6,772,500 shares upon exercise of outstanding warrants and received proceeds of $203,175, exclusive of a subscription receivable of $5,475.

Stock Options

During the year ended September 30, 2005 the Company adopted the GlobalTel IP, Inc. 2005 Incentive Equity Plan (the “Plan”) allocating up to five million shares of the Company’s common stock to offer incentives to key employees, contractors, directors and officers. On July 18, 2007, the Board of Directors, pursuant to the Plan, granted 3,050,000 options to 4 employees (including 2 officers and directors), and 2 consultants at an exercise price of $0.275. The 2,000,000 options issued to the 2 officers and directors vested upon issuance and expire on July 31, 2012. In May 2008, the Board authorized an expansion of the number of shares allocated to the Plan to a total of 15,000,000 shares (10,000,000 additional shares of common stock). Pursuant to the Plan, in September 2008 the Board authorized a grant of 2,300,000 options to six employees (including 2 officers and directors) at an exercise price of $0.12 and expire December 31, 2013. In September 2009, pursuant to the Plan, the Board authorized a grant of 4,000,000 options to six consultants (including 2 officers and directors) at an exercise price of $0.03 per share and expire December 31, 2014. In September 2009 two officers and directors cancelled 1,250,000 options each. Each of the options were for 250,000 shares at an exercise price of $0.20 expiring March 1, 2010 and 1,000,000 shares at an exercise price of $0.275 per share expiring on July 31,2012.

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.00 to $0.030	4,000,000	5.25 yrs	$0.030	4,000,000	$0.030
$0.040 to $0.120 $0.12 to $0.200 $0.20 to $0.275	2,300,000 1,350,000 800,000 8,450,000	4.25 yrs 0.42 yrs 2.84 yrs 3.20 yrs	$0.120 $0.200 $0.275 $0.105	2,300,000 1,350,000 800,000 8,450,000	$0.120 $0.200 $0.275 $0.105

The following table summarizes information about stock options outstanding at September 30, 2008:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at October 1, 2007	4,900,000	$0.247
Granted/Issued	2,300,000	$0.275
Exercised	--	--
Expired/Canceled	(250,000)	$0.275
Outstanding at September 30, 2008	6,950,000	$0.255
Granted/Issued	4,000,000	$0.030
Exercised	--	--
Expired/Canceled	2,500,000	$.240
Outstanding at September 30, 2009	8,450,000	$0.105

During the year ended September 30, 2009 the Company granted 4,000,000 options and cancelled 2,500,000 options.

Under the provisions of ASC 718-10 the fair value of the stock option grants was estimated on the date of the grant using the Black Scholes Merton Option pricing model with the following assumptions: For the year ended September 30, 2009 – risk-free interest rate of 2.0%; expected dividend yield of 0%; expected life of 1 year; expected volatility of 342%. For the year ended September 30, 2008 – risk-free interest rate of 2.0%; expected dividend yield of 0%; expected life of 1 year; expected volatility of 100%. The fair value of the options and resulting compensation expense for the rewards were approximately $80,000 and $33,000 for the years ended September 30, 2009 and 2008, respectively.

   Warrants Issued to Consultants

During the year ended September 30, 2009 no warrants were issued, 3,032,500 expired and 367,500 warrants were cancelled.

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

NOTE 9 -

RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, we issued 2,262,500 shares of common stock to a financial advisor in exchange for services valued at $52,875, in consideration for cancellation of all outstanding warrants held by him and paid cash compensation totaling $10,000.

For the year ended September 30, 2008, we issued to a financial advisor warrants to purchase 3,000,000 shares of our common stock at exercise prices ranging from $0.12 to $0.275 per share and paid cash compensation totaling $24,000.

NOTE 10 -

COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 3,000 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $8,000. The lease, which provides for annual increases of base rent of 3%, expires on June 30, 2011. During the year ended September 30, 2008, the Company expanded its office facilities to adjacent office suites through a second lease agreement for an additional 1,150 square feet with increase in monthly rental obligation of approximately $3,000.

Future lease commitments are as follows for the year ended September 30, 2009:

2010

                   91,096

2011

                   52,194

             $238,798

Rental expense incurred during the years ended September 30, 2009 and 2008 was $101,395 and $86,590, respectively.

MAJOR CUSTOMER

Approximately 74% of the Company’s revenues for the year ended September 30, 2009 was derived from one customer.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2009 and 2008 the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the years ended September 30, 2009 and 2008 this vendor represented approximately 79% and 36% respectively of total cost of revenue. The Company has contracted with a single local manufacturing facility to maintain its component parts inventory and to assemble its developed line of IP gateway devices. Interruption to either its software vendor or manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source.

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

NOTE 12 -

SUBSEQUENT EVENTS

In October 2009, the Company issued 3,000,000 shares to a marketing consultant for services valued at $45,000, 2,000,000 to an investor relations firm for services valued at $30,000 and 735,924 shares to an advisor for services valued at $10,000.

In December 2009 the Company issued 5,667,645 shares of common stock to two officers and directors, and one related party for conversion of accrued expenses valued at $96,350. The Company also issued 750,000 shares to an engineering consultant for services valued at $10,000, issued 250,000 shares to a share holder for discount on promissory note of $5,000 and 1,927,851 shares to an advisor for conversion of accounts payable in the amount of $32,774.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our independent auditors.

Item 9A(T).  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2009.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of September 30, 2009, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2009:

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

Due to our small size and a lack of personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. However, we will implement further controls as circumstances permit. We have engaged a consultant to review our financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist us in remaining current with our required filings during the fiscal year ending September 30, 2010. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Significant Employee

Set forth below are the name, age, position, and a brief account of the business experience of each of our executive officers and directors. Each of our directors holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each of our executive officers holds office until the next annual meeting of shareholders.

NAME	AGE	POSITIONS
Larry M. Reid	65	President, Chief Executive Officer, Chief Financial Officer and a director
Michael J. Gutowski	51	Vice President of Sales and Marketing and a director

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

None of our directors or executive officers has, during the past five years:

•

Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•

Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•

Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•

Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so because of our small size and limited resources.

We have never adopted any procedures by which security holders may recommend nominees to our board of directors.

We do not have an audit committee because we do not have D&O insurance and are unable to attract outside board members.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: (a) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the fiscal year ended September 30, 2009, regardless of compensation level; (b) our two most highly compensated executive officers other than the PEO who were serving as executive officers at September 30,   2009 and whose total compensation was in excess of $100,000; and (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2009 and whose total compensation was in excess of $100,000 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non-Equity Incentive Compensa- tion ($)		Non- qualified Deferred Compensa- tion Earnings ($)		All Other Compen- sation ($)		Total ($)

Larry M. Reid,	2009	$104,000	$	―	$	―	$25,000	$	―	$	―	$	―	$129,000
President, PEO, and	2008	$104,000	$	―	$	―	$11,220	$	―	$	―	$	―	$115,220
Chief Financial Officer	2007	$104,000	$	―	$	―	$4,000	$	―	$	―	$	―	$108,000

Michael J. Gutowski,	2009	$104,000	$	―	$	―	$25,000	$	―	$	―	$	―	$129,000
Vice President of Sales	2008	$104,000	$	―	$	―	$22,440	$	―	$	―	$	―	$126,440
and Marketing	2007	$104,000	$	―	$	―	$4,000	$	―	$	―	$	―	$108,000

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance ASC 718-10.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Thres- hold ($)		Target ($)		Max- imum ($)		Thres- hold ($)		Target ($)		Max- imum ($)		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underly- ing Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Larry M. Reid	9/28/09	$	―	$	―	$	―	$	―	$	―	$	―	―	1,250,000	$0.03	$25,000
Michael J. Gutowski	9/28/09	$	―	$	―	$	―	$	―	$	―	$	―	―	1,250,000	$0.03	$25,000

On September 28, 2009, the Board of Directors granted Larry M. Reid options to purchase 1,250,000 shares of common stock at an exercise price of $.03 per share. The options expire on December 31, 2015.

On September 28, 2009, the Board of Directors granted Michael J. Gutowski options to purchase 1,250,000 shares of common stock at an exercise price of $.03 per share. The options expire on December 31, 2015.

Employment Agreements

There are no employment agreements in place with executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards at September 30, 2009 for each of the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Larry M. Reid	500,000	-0-	-0-	$0.12	12/31/13	―	―	―	―
Larry M. Reid	1,250,000	-0-	-0-	$0.03	12/31/15	―	―	―	―

Michael Gutowski	1,000,000	-0-	-0-	$0.12	12/31/13	―	―	―	―
Michael Gutowski	1,250,000	-0-	-0-	$0.03	12/31/15	―	―	―	―

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

Subject to adjustment as provided in the Plan, 15,000,000 shares of our common stock, $.001 par value, may be issued to participants under the Plan. As of January 12, 2010, options to purchase an aggregate of 8,450,000 shares of our common stock had been granted under the Plan.

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

Compensation of Directors

During our fiscal year ended September 30, 2009, we did not compensate our directors for acting in that capacity. We have no arrangements pursuant to which any of our directors were or are to be compensated or are expected to be compensated in the future for any service provided as a director.

Equity Securities Authorized for Issuance With Respect to Incentive Compensation Plan

As of January 12, 2010, 15,000,000 shares of our common stock were authorized for issuance under a compensation plan (including individual compensation arrangements). Pursuant to the plan, we have granted options to purchase 8,450,000 shares at exercise prices between $0.03 and $0.275 per share expiring between March 1, 2010 and December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 12, 2010 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class

Officers and directors:
Larry M. Reid 8000 North Federal Highway Boca Raton, FL 33487	6,346,160 (3)	7.2% (3)
Michael J. Gutowski 8000 North Federal Highway Boca Raton, FL 33487	4,983,205 (4)	5.6% (4)

5% Shareholders:
Judith Holding Ltd 1800 NE 114th St #1504 Miami, FL 33181	5,500,000	6.4%

Officers and directors as a group (2 persons):	11,329,365	12.6%

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

(4)

Includes 2,250,000 shares that can be acquired by Mr. Gutowski upon exercise of options.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

On March 11, 2009, Larry Reid, our CEO, converted a promissory note in the amount of $36,250 into 4,264,705 shares of our common stock.

On March 19, 2009, Judith Holding Ltd purchased 1,000,000 share of our common stock for $8,500.

On May 20, 2009, Larry Reid, our CEO, converted a promissory note in the amount of $2,925 into 225,000 shares of our common stock.

Item 14.

Principal Accounting Fee and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2009 and September 30, 2008 for professional services rendered by the principal accountants for the audit of our annual financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $19,500 and $22,500, respectively. We do not have an audit committee.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended September 30, 2009 and September 30, 2008 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above were $10,500 and $0, respectively.

Tax Fees

The aggregate fees billed for our fiscal years ended September 30, 2009 and September 30, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for our fiscal years ended September 30, 2009 and September 30, 2008  for products and services provided by the principal accountants, other than the services reported above in this Item 14, were $0 and $0, respectively.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our financial statements for the fiscal year ended September 30, 2009, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

No financial statement schedules have been filed as part of this Annual Report:

The following exhibits have been filed as part of this Annual Report:

3.01

Articles of Incorporation. (1)

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

10.15

Management Outsource Agreement of January 22, 2008 between Phantom Telecom, Co. and Gulf Telco, Inc. (4)

10.16

Agreement of August 22, 2008 between the registrant and Thomas A. Enterprises, LLC. (7)

10.17

Consultant Services Agreement of October 1, 2008 between Michael J. Gutowski and the registrant. *

10.18

Consultant Services Agreement of October 1, 2008 between Larry Reid and the registrant. *

10.19

2009 Consultant Stock Plan (8)

21.01

Subsidiaries of the Registrant. (5)

31.01

Rule 13a-(a)/15d–14(a) Certification. *

31.02

Rule 13a-(a)/15d-14(a) Certification. *

32.01

Section 1350 Certifications. *

_________________

* Filed herewith.

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

(8) Filed as an exhibit to the registrant’s registration statement on form S-8 and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2010	Cleartronic, Inc. By:/s/Larry Reid Larry Reid President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Larry Reid Larry Reid	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	January 12, 2010
_____________ /s/ Michael Gutowski Michael Gutowski	Director	January 12, 2010