Form 10-Q
period 2009-12-31
Cleartronic, Inc.
filed 2010-02-16
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(MarkOne)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ____ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,034,598 shares as of February 12, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2009	2009
Current assets:
Cash	$ 1,404	$ 8,273
Accounts receivable, net	-	1,140
Inventory	26,949	35,820
Prepaid expenses and other current assets	56,723	39,671

Total current assets	85,076	84,904

Property and equipment, net	85,871	89,719

Total assets	$ 170,947	$ 174,623

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$ 576	$ -
Accounts payable	293,616	279,405
Accrued expenses	176,128	223,135
Deferred revenue, current portion	19,753	23,503
Notes payable - stockholders	142,459	137,459

Total current liabilities	632,532	663,502

Deferred revenue, net of current portion	4,252	5,314

Total liabilities	636,784	668,816

Stockholders' equity (deficit):
Preferred stock - $.001 par value; 200,000,000 shares authorized,
no shares issues and oustanding	-	-
Common stock - $.001 par value; 750,000,000 shares authorized,
86,048,244 and 77,717,454 issued and outstanding, respectively	86,048	71,717
Additional paid-in capital	5,047,939	4,830,648
Accumulated Deficit	(5,599,824)	(5,396,558)

Total stockholders' equity (deficit)	(465,837)	(494,193)

Total liabilities and stockholders' equity (deficit)	$ 170,947	$ 174,623

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2009	2008

Revenue	$ 67,164	$ 379,154

Cost of Revenue	32,347	232,860

Gross Profit	34,817	146,294

Operating Expenses:
Selling expenses	15,237	56,508
Administrative expenses	156,349	203,927
Research and development	44,876	26,101
Depreciation	7,852	7,494

Total Operating Expenses	224,314	294,030

Interest and other expenses	(13,769)	(5,824)

(Loss) from sale of equipment	-	(230)

Net (loss)	(203,266)	(153,790)

(Loss) per share	$ (0.0026)	$ (0.0031)

(Loss) per share - basic and diluted	$ (0.0026)	$ (0.0031)

Weighted average of shares outstanding:
Basic and diluted	77,670,604	49,657,526

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2009	2008

Net (Loss)	$ (203,266)	$ (153,790)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation	7,852	7,494
Common stock and warrants issued for services	100,000	76,875
Amortization of notes payable discount	8,781	-
Loss (Gain) on sale of property and equipment	-	230
(Increase) decrease in assets:
Accounts receivable	1,140	49,219
Inventory	8,871	(12,158)
Prepaid expenses and other current assets	(17,052)	97,698
Increase (decrease) in liabilities:
Accounts payable	46,984	56,808
Accrued expenses	43,061	(6,846)
Customer deposits	-	(1,549)
Deferred revenue	(4,812)	(130,619)

Net Cash Used in Operating Activities	(8,441)	(16,638)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,004)	-
Proceeds from sale of property and equipment	-	1,000

Net Cash Provided by (Used In) Investing Activities	(4,004)	1,000

Cash Flows From Financing Activities:
Bank overdraft	576	-
Proceeds from note payable-related party	-	50
Proceeds from notes payable	5,000	5,475

Net Cash Provided by Financing Activities	5,576	5,525

Net Decrease in Cash	(6,869)	(10,113)

Cash - Beginning of Period	8,273	20,711

Cash - End of Period	$ 1,404	$ 10,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,153	$ 1,620

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2009

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013. The Company did not have cash balances in excess of the FDIC limits at December 31, 2009 and September 30, 2009.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ended December 31, 2009 and 2008, the Company had $44,876 and $26,101, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customer: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 in order to encompass Accounting Standards Codification 605-25, Revenue Recognition with Multiple-Element Arrangements (ASC 605-25). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. Revenues derived from software license sales are recognized in accordance with ASC 985-605 “Software Revenue Recognition.” For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excludes the effect of warrants and options. As of December 31, 2009 and 2008 there were 10,085,000 and 8,585,000 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of December 31, 2009.

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

STOCK-BASED COMPENSATION

The Company uses the fair value recognition provisions of ASC 718-10 “Compensation - Stock Compensation”. ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,263 during the three months ended December 31, 2009 and $2,117 during the three months ended December 31, 2008.

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

EQUITY TRANSACTIONS

Common Stock

In October 2009 the Company issued 5,485,294 shares of common stock to two consultants for services rendered valued at approximately $90,000.  An officer and shareholder converted $24,000 in accrued salary to 800,000 shares of common stock.

In December 2009 the Company issued 750,000 shares of common stock to a consultant for services rendered valued at $10,000. The Company issued 250,000 shares of common stock to a shareholder as an incentive for making a loan to the Company. The Company also issued 7,595,496 shares of common stock to two officers and directors and two consultants in exchange for cancellation of approximately $129,000 of accrued expenses and accounts payable.

NOTE 5 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $25,935 and $25,223 for the three months ended December 31, 2009 and 2008, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 13, 2010, the date of issuance of these condensed, consolidated financial statements.

Issuance of common stock and warrants:

In January 2010, the Company issued 5,494,506 shares of common stock and 2,747,253 warrants to purchase common stock at $.10 per share for $100,000 in cash. The warrants expire on February 15, 2013. The Company issued 500,000 shares of common stock to one shareholder in exchange for making a loan to the Company.  The company issued 7,303,227 shares of common stock to three consultants and two officers and directors in exchange for cancellation of approximately $132,819 in accrued expenses and accounts payable. The Company issued 1,818,832 shares of common stock to one shareholder in exchange for the cancellation of a promissory not and all accrued interest which totaled $33,103.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. Originally formed as a website developer, we ceased operations in 2002. In 2005, we commenced operations as a provider of Voice Over Internet Protocol (VoIP) services. In 2007, we elected to exit the international VoIP business and concentrate on providing unified group communication solutions. The Company, through our wholly owned subsidiary, VoiceInterop, Inc., now designs, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

Revenues

Revenues decreased approximately 80% to $67,164 for the three months ended December 31, 2009 as compared to $379,154 for the three months ended December 31, 2008. The decrease was primarily due to a decline in sales of equipment and software due to decreased sales of unified communications solutions. Total revenue in the three months ended December 31, 2008 included approximately $143,000 in software sales previously recorded as deferred revenue.

Cost of Revenues

Cost of revenues was $32,347 for the three months ended December 31, 2009 as compared to $232,860 for the three months ended December 31, 2008, a decrease of approximately 86%. The decrease was due to decreased sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended December 31, 2009 were $224,314 compared to $294,030 for the three months ended December 31, 2008, a decrease of approximately 24%. This decrease resulted from less spending on sales and marketing efforts and aggressive cost cutting of operating expenses by management. We intend to continue to try and reduce operating expenses.

Loss from Operations

Loss from operations for the three months ended December 31, 2009 was $203,266 compared to a loss of $153,790 for the three months ended December 31, 2008. The increase in loss from operations in 2009 versus 2008 was primarily due to a decrease in our sales. There was an improvement in gross profit margins from approximately 38% in the three months ended December 31, 2008 to approximately 51% for the three months ended December 31, 2009.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $203,266 for the three months ended December 31, 2009 compared to a net loss of $153,790 for the three months ended December 31, 2008. Net loss per common share was $0.0026 and $0.0031 for the three months ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8,441 for the three months ended December 31, 2009 compared to $16,638 for the three months ended December 31, 2008, due to an increase in net loss for the period.

Net cash used in investing activities was $4,004 for the three months ended December 31, 2009 compared to $1,000 net cash provided by investing activities for the three months ended December 31, 2008. The decrease in cash provided is due to the purchase of additional property and equipment and no proceeds from the sale of assets from discontinued operations in 2009 as compared to 2008.

Net cash provided by financing activities was $5,576 for the three months ended December 31, 2009 compared to $5,525 for the three months ended December 31, 2008.

Our obligations are being met on a month-to-month basis as cash becomes available. There can be no assurance that our present flow of cash will be sufficient to meet current and future obligations.

We have incurred losses since our inception and continue to require additional capital to fund operations and development. As such, our ability to pay our already incurred obligations is mostly dependent on the Company being able to have substantially increased revenues and raising substantial additional capital through the sale of its equity or debt securities. There can be no assurance that we will be successful in accomplishing any of the foregoing.

We believe that in order to fund our business plan, we will need approximately $1 million in new equity or debt capital. In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities. We intend to continue to seek private financing from existing stockholders and others.

In January 2010, we entered into a non-binding agreement with a private investor to purchase 13,736,265 units of our securities. The investor agreed to acquire the units by making five equal payments of $100,000 due on January 19, 2010, February 19, 2010, March 22, 2010, April 21, 2010, and May 21, 2010. On January 19, 2010, we entered into a subscription agreement with the investor under which the investor purchased 2,747,253 units, each unit consisting of two shares of our common stock and a warrant for the purchase of one (1) share of our common stock, for a purchase price of $0.0364 per unit and an aggregate purchase price of $100,000. The warrants are exercisable at $0.10 per share of common stock and expire on February 15, 2013. We believe that the investor will make the remaining payments necessary to complete the purchase of the units; however, there can be no assurance that the investor will make any or all of the remaining payments.

The costs to operate our current business are approximately $80,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $230,000 per month. Accordingly, in the absence of revenues, we will need to secure $80,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we would need to secure $960,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 60 days.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management’s Discussion and Analysis contains certain “forward-looking statements,” including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives, and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that our objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance, or achievements will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the CEO and PFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2009 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended December 31, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

(a)

None.

(b)

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001 (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004 (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005 (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008 (2)
3.6	Bylaws (1)
10.1	Form of Warrant (3)
10.2	Form of Security Agreement (3)
10.3	Form of Secured Promissory Note (3)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on July 3, 2006 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on May 28, 2008 as an exhibit to Amendment No. 6 to our Registration Statement on Form S-1, and incorporated herein by reference.
(3)	Filed on January 28, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 16, 2010	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer