Form 10-Q
period 2010-03-31
Cleartronic, Inc.
filed 2010-05-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes____  No ____

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
Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,796,678 shares as of May 14, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	March 31,	September 30,
	2010	2009
Current assets:
Cash	$ 20,547	$ 8,273
Accounts receivable, net	975	1,140
Inventory	63,159	35,820
Prepaid expenses and other current assets	30,062	39,671

Total current assets	114,743	84,904

Property and equipment, net	74,963	89,719

Total assets	$ 189,706	$ 174,623

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	221,109	279,405
Accrued expenses	60,781	223,135
Deferred revenue, current portion	16,003	23,503
Notes payable - stockholders	122,359	137,459

Total current liabilities	420,252	663,502

Long Term Liabilities
Notes payable - stockholders	25,000	-
Deferred revenue, net of current portion	3,188	5,314

Total long term liabilities	28,188	5,314

Total liabilities	448,440	668,816

Stockholders' equity (deficit):
Preferred stock - $.001 par value; 200,000,000 shares authorized,
no shares issues and outstanding	-	-
Common stock - $.001 par value; 750,000,000 shares authorized,
113,477,244 and 77,717,454 issued and outstanding, respectively	113,479	71,717
Additional paid-in capital	5,513,131	4,830,648
Accumulated Deficit	(5,885,344)	(5,396,558)

Total stockholders' equity (deficit)	(258,734)	(494,193)

Total liabilities and stockholders' equity (deficit)	$ 189,706	$ 174,623

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(Unaudited)

Condensed Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Revenue	$ 23,127	$ 682,028	$ 90,291	$ 1,061,182

Cost of Revenue	11,040	446,813	43,387	679,673

Gross Profit	12,087	235,215	46,904	381,509

Operating Expenses:
Selling expenses	34,440	28,458	49,677	84,966
Administrative expenses	215,325	205,081	374,284	422,927
Research and development	21,985	38,460	66,861	53,839
Depreciation	6,689	7,602	14,540	15,095

Total Operating Expenses	278,439	279,600	505,362	576,826

Other (Expenses)	(19,167)	(9,432)	(30,327)	(12,290)

Net loss	(285,519)	(53,817)	(488,785)	(207,607)

(Loss) per Common Share	$ (0.003)	$ (0.001)	$ (0.005)	$ (0.004)

(Loss) per Common Share
basic and diluted	$ (0.003)	$ (0.001)	$ (0.005)	$ (0.004)

Weighted Average of
Shares Outstanding -
basic and diluted	101,677,485	53,329,738	89,596,677	51,483,488

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
(Unaudited)

Condensed Consolidated Statements of Cash Flows

	For the six	For the six
	months ended	months ended
	March 31, 2010	March 31, 2009

NET LOSS	$ (488,785)	$ (207,607)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	14,540	14,481
Common stock and warrants issued for services	118,750	114,375
Loss on settlement and disposal of assets	4,220
Amortization of notes payable discount	17,942	-
(Increase) decrease in assets:
Accounts receivable	(165)	50,278
Inventory	(27,339)	(20,704)
Prepaid expenses and other current assets	(8,333)	441,367
Increase (decrease) in liabilities:
Accounts payable	(40,095)	164,904
Accrued expenses	95,269	14,889
Deferred revenue	(9,626)	(622,343)

Net Cash Used in Operating Activities	(323,622)	(50,360)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,004)	-
Proceeds from sale of property and equipment	-	1,845

Net Cash Provided by Investing Activities:	(4,004)	1,845

Cash Flows From Financing Activities
Proceeds from notes payable, net	39,900	30,000
Proceeds from issuance of common stock and warrants	300,000	13,725
Proceeds from stock subscription receivable	-	5,475

Net Cash Provided by Financing Activities	339,900	49,200

Net Increase In Cash	12,274	685

Cash - Beginning of Period	8,273	20,711

Cash - End of Period	$ 20,547	$ 21,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 6,313	$ 1,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
The Company issued 15,275,076 shares of common stock as consideration for cancellation of accounts payable of $56,847 and accrued expenses of $211,582 during the six months ended March 31, 2010
The Company issued 1,761,866 shares of common stock as consideration for cancellation of notes payable of $32,066 during the six months ended March 31, 2010

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with country-regionplaceUnited States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by country-regionplaceUnited States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013. The Company did not have cash balances excess the FDIC limits at March 31, 2010 and September 30, 2009.

RESEARCH AND DEVELOPMENT COSTS

 The Company expenses research and development costs as incurred.  For the three months ending March 31, 2010 and 2009, the Company had $21,985 and $38,460 in research and development costs, respectively. For the six months ending March 31, 2010 and 2009, the Company had $66,861 and $53,839 in research and development costs, respectively.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customers: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company's revenue recognition policies are in accordance with Accounting Standards Codification 605-10 “Revenue Recognition” (ASC 605-10). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of March 31, 2010 and 2009 and there were 16,976,759 and 10,085,000 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of March 31, 2010.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $10,172 during the three months ended March 31, 2010 and $1,776 during the three months ended March 31, 2009.  For the six months ending March 31, 2010 and 2009, the Company had $22,435 and $3,893 in advertising costs, respectively.

NOTE 3   -

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the placecountry-regionUnited States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

EQUITY TRANSACTIONS

Common Stock

During the quarter ended March 31, 2010, the Company sold 8,241,759 units consisting of two shares of common stock and one warrant for a total of $300,000. The warrants are exercisable for three years at a price $1.00 per share. The value of the warrants was calculated using the Black Scholes model. The following assumptions were used: The stock price at date of issuance was approximately $0.18, the risk-free rate of return was 1.40% based on 3 year treasury notes at time of issuance, volatility was 45% and the expected life of the warrants was 2 years. Based on the valuation model, the value of each warrant issued was calculated to be $.0003. The value assigned to the common stock issued was approximately $.18 per share.

During January 2010, the Company issued 500,000 shares of common stock to a shareholder as an incentive for making a loan to the Company and the Company issued 1,818,832 shares of common stock to a shareholder for converting a note payable to the Company in the amount of approximately $33,100. The Company issued 1,326,328 shares of common stock to two vendors for cancellation of accounts payable of approximately $24,000 and the Company issued 6,270,855 shares of common stock to four consultants for cancellation of accrued expenses of approximately $114,000 and the Company. The Company also issued 206,044 shares of common stock to one consultant for services rendered valued at approximately $3,750.

During February 2010, the Company issued 659,340 shares of common stock to two consultants for services valued at $12,000.

During March 2010,  the Company issued 164,835 shares of common stock to one consultant for services valued at $3,000.

NOTE 5 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $26,011 and $25,259 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  The Company has evaluated subsequent events for the period from March 31 2010, the date of these financial statements, through May 14, 2010, the date of issuance of these condensed, consolidated financial statements.

Issuance of common stock and warrants:

In April 2010, the Company issued 10,989,012 shares of common stock and 5,494,506 warrants to purchase common stock at $.10 per share for $200,000 in cash. The warrants expire on February 15, 2013.  The Company issued 549,440 shares of common stock to two consultants for services valued at $10,000.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenues

Revenues decreased to $23,127 for the three months ended March 31, 2010 as compared to $682,028 for the three months ended March 31, 2009.  The decrease was due to a decline in sales of equipment and software due to decreased sales of unified communications solutions. Total revenue in the three months ended March 31, 2009 included approximately $486,000 in software sales previously recorded as deferred revenue.

Cost of Revenues

Cost of revenues was $11,040 for the three months ended March 31, 2010 as compared to $446,813 for the three months ended March 31, 2009. The decrease was due to decreased sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $278,439 compared to $279,600 for the three months ended March 31, 2009.  The Company expects operating expenses to increase slightly in the future as we will attempt to hire additional salespeople in an effort to grow revenue.

Loss from Operations

The Company’s net loss from operations increased to $285,519 during the three months ended March 31, 2009 as compared to $53,817 for the three months ended March 31, 2009. The reason for this increase was due to a significant decrease in revenue for the period.  Net loss per common share was $0.003 and $0.001 for the three months ended March 31, 2010 and 2009, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2009

Revenues

Revenues from operations were $90,291 for the six months ended March 31, 2010 as compared to $1,061,182 for the six months ended March 31, 2009. The decrease was primarily due to a decline in sales of equipment and software due to decreased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $43,837 for the six months ended March 31, 2010, as compared to $679,673 for the six months ended March 31, 2009.  Due to decreased sales of unified communications software and equipment the Company incurred substantial decreased costs for both software and equipment. Gross profits were $46,904 and $381,509 for the six months ended March 31, 2010 and 2009 respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2010 were $505,362 compared to $576,826 for the six months ended March 31, 2009. This decrease was due to the continued efforts by management to control operating expenses.

Loss from Operations

The Company’s net loss increased to $488,785 during the six months ended March 31, 2010 as compared to a loss of $207,607 for the six months ended March 31, 2009. The primary reasons for this increase were decreased revenues. Net loss per common share was $0.005 and $0.004 for the six months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $323,622 for the six  months ended March 31, 2010 compared to $50,360 for the six months ended March 31, 2009, due to a increase in net loss for the period and recognition of $491,775 in deferred revenue in 2009.

Net cash used in investing activities was $4,004 for the six months ended March 31, 2010 compared to $1,845 provided by investing activities for the six months ended March 31, 2009.

Net cash provided by financing activities was $339,900 for the six months ended March 31, 2010 compared to $49,200 for the six months ended March 31, 2009. The decrease was due to increased debt and equity financing activity.

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

The costs to operate our current business are approximately $90,000 per month. In order for us  to cover our monthly operating expenses, we would have to generate revenues of approximately $200,000 per month. Accordingly, in the absence of revenues, we will need to secure $90,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $1,080,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 60 days.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management’s Discussion and Analysis contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) its strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the Company’s plans, objectives and expectations for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that the Company’s objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2010, we issued 1,326,328 shares of common stock to two vendors for cancellation of accounts payable of approximately $24,000 and we issued one lender 1,818,832 shares of common stock for cancellation of a promissory note in the amount of $33,100. We also issued 6,270,855 shares of common stock to four consultants for cancellation of accrued expenses of approximately $114,000 and we issued 500,000 shares of common stock to a shareholder as an incentive to make a loan to the Company.

In January, February and March of 2010, we entered into subscription agreements with a private investor under which the investor purchased 8,241,759 units, each unit consisting of two shares of our common stock and a warrant for the purchase of one (1) share of our common stock, for a purchase price of $0.0364 per unit and an aggregate purchase price of $300,000. The warrants are exercisable at $0.10 per share of common stock and expire on February 15, 2013.

In January, February and March of 2010, we issued 1,030,219 shares of common stock to two consultants for services rendered valued at approximately $18,750.

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

CLEARTRONIC, INC.

Date: May 14, 2010	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer