Form 10-Q
period 2010-06-30
Cleartronic, Inc.
filed 2010-08-16
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes_ ___  No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,309,756 shares as of August 16, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash	$ 9,817	$ 8,273
Accounts receivable, net	-	1,140
Inventory	49,720	35,820
Prepaid expenses and other current assets	17,568	39,671

Total current assets	77,105	84,904

Property and equipment, net	69,667	89,719

Total assets	$ 146,772	$ 174,623

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 262,424	$ 279,405
Accrued expenses	60,974	223,135
Deferred revenue, current portion	12,253	23,503
Notes payable - stockholders	121,745	137,459

Total current liabilities	457,396	663,502

Long Term Liabilities
Notes payable - stockholders	25,000
Deferred revenue, net of current portion	2,126	5,314

Total long term liabilities	27,126	5,314

Total liabilities	484,522	668,816

Stockholders' equity (deficit):
Series A preferred stock -$.001 par value; 200,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock - $.001 par value; 750,000,000 shares authorized,
125,458,108 and 77,717,454 shares issued and outstanding, respectively	125,457	71,717
Additional paid-in capital	5,719,153	4,830,648
Accumulated Deficit	(6,182,360)	(5,396,558)

Total stockholders' equity (deficit)	(337,750)	(494,193)

Total liabilities and stockholders' equity (deficit)	$ 146,772	$ 174,623

See accompanying notes to financial statements.

CLEARTRONIC, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$ 104,421	$ 532,213	$ 194,712	$ 1,593,395

Cost of revenue	50,049	347,581	93,436	1,027,254

Gross profit	54,372	184,632	101,276	566,141

Operating Expenses:
Selling expenses	20,955	50,555	70,632	135,521
Administrative expenses	217,496	91,650	588,447	514,577
Research and development	90,635	32,447	157,496	86,286
Depreciation	6,356	7,602	20,896	22,697

Total operating expenses	335,442	182,254	837,471	759,081

Interest and other expenses	(15,947)	(11,548)	(45,824)	(23,607)

(Loss) from sale of equipment	-	-	-	(230)

Loss from operations	(297,017)	(9,170)	(782,019)	(216,777)

Net loss	$ (297,017)	$ (9,170)	$ (782,019)	$ (216,777)

(Loss) per share - basic and diluted	$ (0.003)	$ (0.000)	$ (0.006)	$ (0.004)

Weighted average of shares outstanding:
Basic and diluted	100,502,930	60,129,249	122,076,026	51,874,795

See accompanying notes to financial statements.

GLOBALTEL IP, INC. AND SUBSIDIARIES
(Unaudited)

Condensed Consolidated Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	June 30, 2010	June 30, 2009

NET LOSS	$ (785,803)	$ (216,777)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	20,896	22,082
Common stock and warrants issued for services	136,750	144,375
Loss on settlement and disposal of assets	4,220
Amortization of notes payable discount	27,103	-
(Increase) decrease in assets:
Accounts receivable	1,140	40,728
Inventory	(13,900)	13,546
Prepaid expenses and other current assets	(5,000)	696,886
Increase (decrease) in liabilities:
Accounts payable	1,294	153,557
Accrued expenses	95,059	62,795
Deferred revenue	(14,437)	(1,003,496)

Net Cash Used in Operating Activities	(532,678)	(86,304)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,064)	-
Proceeds from sale of property and equipment	-	1,845

Net Cash Provided by Investing Activities:	(5,064)	1,845

Cash Flows From Financing Activities
Proceeds from notes payable, net	39,286	30,000
Proceeds from issuance of common stock and warrants	500,000	30,150
Proceeds from stock subscription receivable	-	5,475

Net Cash Provided by Financing Activities	539,286	65,625

Net Increase (Decrease) In Cash	1,544	(18,834)

Cash - Beginning of Period	8,273	20,711

Cash - End of Period	$ 9,817	$ 1,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,918	$ 4,623

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
The Company issued 15,275,076 shares of common stock as consideration for cancellation of accounts payable of $56,847 and accrued expenses of $211,582 during the nine months ended June 30, 2010
The Company issued 1,761,866 shares of common stock as consideration for cancellation of notes payable of $32,066 during the nine months ended June 30, 2010

See accompanying notes to financial statements.

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

RESEARCH AND DEVELOPMENT COSTS

 The Company expenses research and development costs as incurred.  For the three months ending June 30, 2010 and 2009, the Company had $90,635 and $32,447 in research and development costs, respectively. For the nine months ending June 30, 2010 and 2009, the Company had $157,496 and $86,286 in research and development costs, respectively.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of June 30, 2010 and 2009 and there were 22,471,265 and 8,585,000 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of June 30, 2010.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,746 during the three months ended June 30, 2010 and $3,469 during the three months ended March 31, 2009.  For the nine months ending June 30, 2010 and 2009, the Company had $26,181 and $7,362 in advertising costs, respectively.

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

EQUITY

Preferred Stock

In June 2010, the Board of Directors authorized  200,000,000 shares of Series A Convertible Preferred Stock. The Series A preferred stock has no par value and each share is convertible after two years from the date of issuance into 100 shares of fully paid and non-assessable Common Stock at the sole option of the holder. Each share of Series A Preferred stock also receives cumulative dividends at the rate of eight percent (8%) of $1.00 per annum payable in cash or common stock at the sole option of the Company. There were no Series A preferred shares issued or outstanding at June 30, 2010

As discussed further in note 6, subsequent to June 30, 2010, the Company issued 250,000 shares of Series A preferred stock.

Common Stock

During the quarter ended June 30, 2010, the Company sold 5,494,506 units consisting of two shares of common stock and one warrant for a total of $200,000. The warrants are exercisable for three years at a price $1.00 per share. The value of the warrants was calculated using the Black Scholes model. The following assumptions were used: The stock price at date of issuance was approximately $0.13, the risk-free rate of return was 1.40% based on 3 year treasury notes at time of issuance, volatility was 45% and the expected life of the warrants was 2 years. Based on the valuation model, the value of each warrant issued was calculated to be $.00004. The value assigned to the common stock issued was approximately $.18 per share.

During the quarter ended June 30, 2010, the Company issued 989,100 shares of common stock to two consultants for services valued at $18,000.

NOTE 5 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $26,184 and $24,901 for the three months ended June 30, 2010 and 2009, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  The Company has evaluated subsequent events for the period from June 30, 2010, the date of these financial statements, through August 12, 2010, the date of issuance of these condensed, consolidated financial statements.

Issuance of preferred and common stock:

In July  2010, the Company issued 250,000 shares of Series A Convertible Preferred stock at $1.00 per share for $250,000 in cash.

 During August, 2010, the Company issued 851,647 shares of common stock to two consultants for services valued at $15,500.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND THE THREE MONTHS ENDED JUNE 30, 2009

Revenues

Revenues decreased  to $104,421 for the three months ended June 30, 2010 as compared to $532,213 for the three months ended June 30, 2009.  The decrease was due to a decline in sales of equipment and software due to decreased sales of unified communications solutions. Total revenue in the three months ended June 30, 2009  included approximately $376,000 in software sales previously recorded as deferred revenue.

Cost of Revenues

Cost of revenues was $50,049 for the three months ended June 30, 2010 as compared to $347,581 for the three months ended June 30, 2009. The decrease was due to decreased sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $335,442 compared to $182,254 for the three months ended June 30, 2009.  The primary reasons for the increase was administrative expenses, which increased from $91,650 to $217,496, and research and development expenses, which increased from $32,447 to $90,635, for the three months ended June 30, 2009 and 2010, respectively.

Net Loss

The Company’s net loss increased  to $297,017 during the three months ended June 30, 2009 as compared to $9,170 for the three months ended June 30, 2009. The reason for this increase was due to a significant decrease in revenue for the period.  Net loss per common share was $0.003 and $0.000 for the three months ended June 30, 2010 and 2009, respectively.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2010 AND THE NINE MONTHS ENDED JUNE 30, 2009

Revenues

Revenues from operations were $194,712 for the nine months ended June 30, 2010 as compared to $1,593,395 for the nine months ended June 30, 2009. The decrease was primarily due to a decline in sales of equipment and software due to decreased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $93,436 for the nine months ended June 30, 2010, as compared to $1,027,254 for the nine months ended June 30, 2009.  Due to decreased sales of unified communications software and equipment the Company incurred substantial decreased costs for both software and equipment. Gross profits were $101,276 and $566,141 for the nine months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2010 were $837,471 compared to $759,081 for the nine months ended June 30, 2009. This increase was due to increased administrative and research and development expenses.

Net Loss

The Company’s net loss increased to $782,019 during the nine months ended June 30, 2010 as compared to a loss of $216,777 for the nine months ended June 30, 2009. The primary reason for this increase were decreased revenues. Net loss per common share was $0.006 and $0.004 for the nine months ended June 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $532,678 for the nine months ended June 30, 2010 compared to $86,304 for the nine months ended June 30, 2009, due to an increase in net loss for the period and recognition of $1,003,496 in deferred revenue in 2009.

Net cash used in investing activities was $5,064 for the nine months ended June 30, 2010 compared to $1,845 provided by investing activities for the nine months ended June 30, 2009.

Net cash provided by financing activities was $539,286 for the nine months ended June 30, 2010 compared to $65,625 for the nine months ended June 30, 2009. The increase was due to increased debt and equity financing activity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

The was no change in the registrant's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010, we entered into subscription agreements with a private investor under which the investor purchased 5,494,506 units, each unit consisting of two shares of our common stock and a warrant for the purchase of one (1) share of our common stock, for a purchase price of $0.0364 per unit and an aggregate purchase price of $200,000, the procceds of which were used to fund operating expenses. The warrants are exercisable at $0.10 per share of common stock and expire on February 15, 2013.

In May and June of 2010, we issued 989,100 shares of common stock to two consultants for services rendered valued at approximately $18,000.

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

Item 6.  Exhibits.

3.01	Articles of Incorporation.(1)
3.02	Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)
3.03	Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)
3.04	Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)
3.05	Articles of Amendment to Articles of Incorporation filed May 9, 2008. (2)
3.06	Bylaws. (1)
31.1	Rule 13a-14(a)/14d-14(a) Certification of Principal Executive Officer. (3)
31.2	Rule 13a-14(a)/14d-14(a) Certification of Principal Financial & Accounting Officer. (3)
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial & Accounting Officer (3)

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

CLEARTRONIC, INC.

Date: August 16, 2010	By:	/s/ Larry Reid
Larry Reid Chief Executive Officer and Chief Financial Officer