Form 10-K
period 2010-09-30
Cleartronic, Inc.
filed 2011-01-11
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,588,692 as of March 31, 2010, based upon 113,477,996 shares at $0.014 per share as reported on the OTC Bulletin Board.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 132,307,666 shares of common stock as of January 11, 2011.

Table of Contents

Item 1.

Business

2

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

10

Item 6.

Selected Financial Data

11

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 8.

 Financial Statements and Supplementary Data

F-1-18

Item 9.

 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

17

Item 9A.

Controls and Procedures

17

Item 9A(T).

Controls and Procedures

17

Item 9B.

Other Information

18

Item 10.

Directors, Executive Officers and Corporate Governance

19

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

21

Item 13.

Certain Relationships and Related Transactions and Director Independence

23

Item 14.

Principal Accounting Fees and Services

23

Item 15.

Exhibits, Financial Statement Schedules.

24

Signatures

26

PART I

Item 1.

  Description of Business.

Explanatory Note

We do not currently have sufficient capital to engage in any of the present or proposed business activities described below. The costs to operate our business are approximately $100,000 per month. In order for us to cover our monthly operating expenses, we must generate revenues of approximately $300,000 per month. Accordingly, in the absence of revenues, we must secure $100,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we must secure $1.2 million in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be unable to resume any business activities. We have not obtained any commitments for additional capital, and there can be no assurance that we will be able to obtain any additional capital on terms not unfavorable to us, if at all.

To the extent not superseded by the disclosure in this Annual Report, the disclosure under captions “Risk Factors” and “Forward Looking Statements,” in the registrant’s prospectus dated August 7, 2008 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 is hereby incorporated by reference.

In this Annual Report, “Cleartronic,” “we,” “us,” “our” and “the company” refer to Cleartronic, Inc., a Florida corporation, and our wholly owned subsidiaries, unless the context otherwise requires.

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

We have also sold our proprietary line of IP Gateways which we have branded the AudioMate 360 Series. These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”) to their end-user customers.  As of the date of this filing, we have approximately 70 active VARs, and we have sold our gateways to more than 500 end-users in the United States and seventeen foreign countries.

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

3

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

5

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

The X-Stream Access IP Network is located at our offices in Boca Raton, Florida. We do not currently have the capital to maintain the network.

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

If we are able to continue our business activities, we intend to continue to develop a network of channel partners and VARs. As of December 30, 2009, we had nine channel partners in our network of over 70 VARs. These existing and potential channel partners and VARs range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services.

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

Intellectual Property

If we are able to continue our business activities, our business will be dependent on our intellectual property, some of which we have developed for our software and hardware applications. We do not have any patents, trademarks or trade secret confidentiality agreements. For projects that are in development, we intend to rely on intellectual property rights afforded by trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology and other intellectual property. There is no assurance that these procedures and arrangements will be adequate in protecting our intellectual property.

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

Employees

As of January 11, 2011, we have no employees, and we have five consultants, including our two executive officers.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

We lease approximately 3,400 square feet for our principal offices in Boca Raton, Florida from an unaffiliated party at a monthly rental of approximately $6,200. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2014.

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

Item 4.  (Removed and Reserved.)

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

Common Stock

Quarter Ended	High Bid	Low Bid

September 30, 2010	$0.006	$0.0009
June 30, 2010	$0.012	$0.002
March 31, 2010	$0..021	$0.002
December 31, 2009	$0.14	$0..001

September 30, 2009	$0.024	$0.0158
June 30, 2009	$0.05	$0.01
March 31, 2009	$0.23	$0.01
December 31, 2008	$0.10	$0.03

Holders

As of January 3, 2011, we have approximately 141 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	7,100,000	(1)	$$0.0868	7,900,000	(2)

Equity compensation plans not approved by security holders (3)	15,371,265		$0.1170	3,671,301	(4)
Total	22,471,265		$$0.107	7,100,000

(1)	Includes outstanding options granted pursuant to GlobalTel IP 2005 Incentive Equity Plan, which terminated by its terms on October 17, 2010.

(2)	Includes shares remaining available for future issuance under the GlobalTel IP 2005 Equity Incentive Plan.
(3)	These consist of individual consulting agreements.
(4)	Includes shares remaining available for future issuance under the 2009 Consultant Stock Plan

10

Recent Sales of Unregistered Securities

On July 9, 2010, an investor purchased 250,000 shares of Series A Convertible Preferred Stock for $250,000. Each Series A Preferred Share is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series a Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The shares were sold without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the fiscal years ending September 30, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers that will result in a for unified group communication systems. We consider all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions require the integration of WAVE software as a core component. We have designed, built and installed eleven unified group communication solutions as of the date of this filing all of which utilize WAVE software.

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

12

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

Results of Continuing Operations – Comparison of the Fiscal Years Ended September 30, 2010 and September 30, 2009

Revenues

Revenues decreased from $1,849,708 during 2009 to $296,366 during 2010. This decrease was largely due to completing a project for one customer in 2009 who generated approximately 74% of the Company’s revenue in 2009. The balance of the decline was largely due to a lack of funding available to customers for new unified communication projects.

Cost of Revenue and Gross Margin

Cost of revenues decreased from $1,190,652 in 2009 to $136,489 in 2010.Gross margins increased to approximately 54% or to $159,877 from 35% or $659,056 for the years ended September 30, 2010 and 2009, respectively.  The primary reason for the increase in gross margin was because proprietary hardware and software carry significantly higher margins than third party hardware and software, and we generated more revenues from proprietary hardware and software during the last fiscal year than from third party hardware and software.

Operating Expenses

Operating expenses increased approximately 7% in 2010 to $1,140,169 compared to $1,062,472 during 2009. Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation. This increase was primarily due to an 88% increase in research and development expenses.

Selling expenses increased from $196,523 in 2009 to $247,442 in 2010 primarily due to the addition of one additional sales consultant.

Administrative expenses decreased from $718,813 in 2009 to $648,364 in 2010 primarily due to cost cutting measures taken by management.

Research and development expenses increased to $219,384 in 2010 from $116,838 in 2009 due primarily to increased development expense related to the the expansion the AM-360 family of IP gateway devices.

Depreciation expenses decreased approximately 16% primarily due to certain non-core assets reaching the end of their depreciation period.

Interest

Interest expense was $64,801 and $16,412 for 2010 and 2009, respectively.  The increase was mainly due to the origination of three notes payable during the year and the recognition of discounts on notes payable over the term of their respective notes of approximately $36,000.

Loss from Disposition of Assets

In 2010, we realized a loss from impairment of certain equipment of approximately $39,000 and a loss of $1,610 from the sale of non-core assets. In 2009, we realized a loss of $230 from the sale of one non-core asset.

Net Loss

Net losses were $1,087,016 and $415,162 for 2010 and 2009, respectively.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $14,075 during the fiscal year ended September 30, 2010 to $22,348. Net cash used in operating activities for the fiscal year ended September 30, 2010 was $775,295 as compared to $194,472 for the prior fiscal year due primarily to a increase in operating expenses. We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $790,000.

At September 30, 2010, our total liabilities were approximately $479,583, which included $8,503 in deferred revenue and $25,000 notes payable.

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

Our current operating expenses are approximately $100,000 per month. In order for us to cover our monthly operating expenses, we must generate approximately $300,000 per month in revenue. Accordingly, in the absence of sufficient revenues, we must $100,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we must secure $.1.2 million in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be unable to resume our business activities.

On September 30, 2010, we had current assets of $110,850 and current liabilities of $453,520. Our independent certified public accountants have stated in their report on our audited financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. There can be no assurance that any funds will be available to us, or if available, that they will be sufficient to fund our capital expenditures, working capital and other cash requirements. Furthermore, there can be no assurance that any such additional funding that may be available can be obtained on terms not unfavorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

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

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

16

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

CONTENTS

PAGE

FINANCIAL STATEMENTS

Notes to the Financial Statements ………….......... ....   F-6-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cleartonic, Inc. and Subsidiaries

Boca Raton, FL

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $1,087,016 of $415,162 for the years ended September 30, 2010 and 2009, respectively. The Company also had a working capital deficiency of $6,483,574 and a stockholders’ deficit of $ 343,463 at September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer Weisman and Associates, LLP

Davie, Florida

December 31, 2010

CLEARTRONIC, INC. AND SUBSIDIARIES
BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

ASSETS

	2010	2009
Current assets:
Cash	$ 22,348	$ 8,273
Accounts receivable, net	5,019	1,140
Inventory	51,076	35,820
Prepaid expenses and other current assets	32,407	39,671

Total current assets	110,850	84,904

Property and equipment, net	25,270	89,719

Total assets	$ 136,120	$ 174,623

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 243,887	$ 279,405
Accrued expenses	79,950	223,135
Deferred revenue, current portion	8,503	23,503
Notes payable - stockholders	121,180	137,459

Total current liabilities	453,520	663,502

Long Term Liabilities
Notes Payable - Stockholders	25,000	-
Deferred revenue, net of current portion	1,063	5,314

Total long term liabilities	26,063	5,314

Total liabilities	479,583	668,816

Stockholders' equity (deficit):
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
250,000 shares issued and outstanding	250	-
Common stock - $.001 par value; 750,000,000 shares authorized,
132,307,758 and 71,717,454 shares issued and outstanding, respectively	132,308	71,717
Additional paid-in capital	6,007,553	4,830,648
Accumulated Deficit	(6,483,574)	(5,396,558)

Total stockholders' equity (deficit)	(343,463)	(494,193)

Total liabilities and stockholders' equity (deficit)	$ 136,120	$ 174,623

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Revenue	$ 296,366	$ 1,849,708

Cost of revenue	136,489	1,190,652

Gross profit	159,877	659,056

Operating expenses:
Selling expenses	247,442	196,523
Administrative expenses	648,364	718,813
Research and development	219,384	116,838
Depreciation	25,429	30,298

Total operating expenses	1,140,619	1,062,472

Other income (expenses)
Interest and other income	-	4,896
Interest and other (expense)	(64,801)	(16,412)
(Loss) on impairment of equipment	(39,863)	-
(Loss) on disposal of equipment	(1,610)	(230)
Total other expenses	(106,274)	(11,746)

(Loss) from operations	(1,087,016)	(415,162)

Net (loss)	$ (1,087,016)	$ (415,162)

Net (loss) per common share - basic and diluted	$ (0.010)	$ (0.007)

Weighted average number of shares outstanding
- basic and diluted	107,721,047	58,159,042

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2009	2008

Net (Loss)	$ (1,087,016)	$ (415,162)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	25,249	30,298
Loss on sale of equipment	1,610	230
Loss on impairment of fixed assets	39,863	-
Common stock issued for services	182,252	138,751
Amortization of notes payable discount	37,513	2,927
Stock options issued under Plan	-	79,710
(Increase) decrease in assets:
Accounts receivable	(3,879)	53,182
Inventory	(15,256)	12,989
Prepaid expenses and other current assets	(29,689)	699,858
Increase (decrease) in liabilities:
Accounts payable	18,065	35,826
Accrued expenses	73,234	175,228
Deferred revenue	(19,251)	(1,008,309)
Net cash (used in) operating activities	(777,305)	(194,472)

Cash Flows From Investing Activities:
Purchases of equipment	(4,004)	-
Disposal of equipment in connection with settlement	6,663	-
Net cash provided by investing activities:	2,659	-

Cash Flows From Financing Activities
Principal payments on notes payable	(1,279)
Proceeds from notes payable	40,000	137,459
Proceeds from issuance of common stock	500,000	39,100
Proceeds from issuance of preferred stock	250,000	-
Collection of stock subscription receivable	-	5,475
Net cash provided by financing activities	788,721	182,034

Net increase (decrease) in cash	14,075	(12,438)

Cash - Beginning of year	8,273	20,711

Cash - End of year	$ 22,348	$ 8,273

Supplemental cash flow information:
Cash paid for interest	$ 15,079	$ 16,412

Non-cash financing transactions:
During the year ended September 30, 2009, the Company issued 8,156,730 common shares to non-employees for services rendered
During the year ended September 30, 2009, the Company issued 3,217,608 common shares to consultants for services
During the year ended September 30, 2009, the Company issued 4,489,705 common shares to an officer and director for conversion of a notes payable
During the year ended September 30, 2010, the Company issued 15,356,263 common shares to non-employees for services rendered
During the year ended September 30, 2010, the Company issued 15,192,679 common shares for conversion of accrued expenses and accounts payable
During the year ended September 30, 2010, the Company issued 1,818,832 common shares for conversion of notes payable and accrued interest payable

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND 2009

					Additional	Stock
	Series A Preferred Stock		Common Stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	Receivable	deficit	Total

BALANCE AT SEPTEMBER 30, 2008	$ -	$ -	$ 48,165,081	$ 48,165	$ 4,466,909	$ (5,475)	$ (4,981,396)	$ (471,797)

Shares issued for cash		-	3,590,385	3,590	35,510	-	-	39,100
Shares issued for non-employee services		-	7,656,730	7,657	131,094	-	-	138,751
Shares issued for note conversion		-	4,489,705	4,490	34,685	-	-	39,175
Shares issued in connection with debt issuance		-	4,097,945	4,098	31,030	-	-	35,128
Shares issued for conversion of accrued expenses		-	3,217,608	3,217	52,211	-	-	55,428
Stock options issued under Plan		-	-	-	79,710	-	-	79,710
Shares issued in exchange for cancellation of warrants		-	500,000	500	(500)	-	-	-
Collection of stock subscription receivable				-		5,475		5,475
Net (loss) for the year ended September 30, 2009	-	-	-	-	-	-	(415,162)	(415,162)

BALANCE AT SEPTEMBER 30, 2009	$ -	$ -	$ 71,717,454	$ 71,717	$ 4,830,648	$ -	$ (5,396,558)	$ (494,192)

Common Shares issued for cash			27,472,530	27,473	472,527			500,000
Preferred Shares issued for cash	250,000	250		-	249,750			250,000
Shares issued for non-employee services			15,356,263	15,356	165,645			180,999
Shares issued for note conversion			1,818,832	1,819	31,284			33,103
Shares issued in connection with debt issuance			750,000	750	5,500			6,250
Shares issued for conversion of accrued expenses			15,192,679	15,193	252,199			267,392
Net (loss) for the year ended September 30, 2009	-	-	-	-	-	-	(1,087,016)	(1,087,016)

BALANCE AT SEPTEMBER 30, 2010	$ 250,000	$ 250	$ 132,307,758	$ 132,308	$ 6,007,553	$ -	$ (6,483,574)	$ (343,464)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 1 -

ORGANIZATION, CAPITALIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in the State of Florida on November 15, 1999. Originally formed as a website developer under the name Menu Sites, Inc., the Company ceased operations in 2002. In 2005, the Company became a provider of Voice Over Internet Protocol (VOIP) services and re-seller of international pre-paid telecommunication services through Interactive Media Technologies, Inc., (“IMT”), a related party, and was renamed GlobalTel IP, Inc. In August 2008, the Company ceased re-selling international pre-paid telecommunication services and sold back to IMT certain VoIP assets and began to transition its remaining VoIP business into managed unified group communication operations and development of VoIP related products. In November 2007, the Company formed, as placeStateFlorida corporations, two wholly owned subsidiaries: Gulf Telco, Inc. and VoiceInterop, Inc. In May 2008, the Company changed its name to Cleartronic, Inc. The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. The Company has discontinued marketing its international services and has rescinded its Management Outsource Agreement with the placecountry-regionKuwait company, Phantom Telecom, Co. having received no revenues from the agreement. Gulf Telco, Inc. is currently inactive. VoiceInterop, Inc. is the operating subsidiary of the Company. The Company is currently developing an Application Service Provider hosted solution for voice interoperability for enterprise level customers and is continuing to develop a line of IP gateway devices and introduced the AM360 device (patent pending) in 2008.

ACCOUNTING PRINCIPLES AND PRINCIPLES OF CONSOLIDATION

The financial statements and accompany notes have been prepared in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America. The financial statements include the accounts of Cleartronic, Inc. and its subsidiaries, Gulf Telco, Inc and VoiceInterop, Inc. Intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2010 or 2009.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. The Company provided an allowance for doubtful accounts of $1,000 for the year ended September 30, 2010 and $1,000 for the year ended September 30, 2009.

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-lived assets. If and when such factors, events or circumstances indicate possible impairment to long lived-assets the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. For the year ended September 30, 2010 the Company wrote off $39,863 in impaired assets. There was no impairment of assets for the year ended September 30, 2009.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2010. The Company did not have cash balances in excess of the FDIC limits at September 30, 2010. Beginning December 31, 2010 through December 31, 2012, deposits held in noninterest-bearing transaction accounts will be fully insured, regardless of the amount in the account, at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2010 and 2009 the Company had $219,384 and $116,838, respectively, in research and development costs.

COMPREHENSIVE INCOME

The Company had no comprehensive income during the years ended September 30, 2010 and 2009.

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

The Company also provides support to customers under separate contracts varying from one to five years. The Company’s obligations under its service contracts vary by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract it is classified as a current liability, if longer it is classified as a non-current liability.

Installation and integration services are recognized upon completion.

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of September 30, 2010 and 2009 for 22,471,265 and 10,085,000 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and deferred revenues. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of September 30, 2010 and 2009.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification 718-10 “Compensation” (ASC 718-10) using the modified retrospective transition method. ASC 718-10 (formerly SFAS 123R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005, the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,649 during the year ended September 30, 2010 and $7,730 during the year ended September 30, 2009.

NOTE 2 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third-party evidence of value does not exist. We must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. Earlier adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and the timing of our adoption.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 provides amendments to current standards to require new disclosures for transfers of assets and liabilities between Levels 1 and 2 and for activity in Level 3 fair value measurements. Furthermore, the update provides amendments to clarify that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for those measurements that fall in either Level 2 or Level 3. Update 2010-06 becomes effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating this new statement.

 NOTE 3 -GOING CONCERN

During the years ended September 30, 2010 and 2009, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the financial statements, the Company incurred net losses from operations of approximately $1,087,000 for the year ended September 30, 2010 and net losses from  operations of approximately $415,000 for the year ended September 30, 2009. The Company also had a working capital deficiency of $6,483,574 and a stockholders’ deficit of $343,463 at September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In fiscal year 2007, the Company began its transition from the business of providing VoIP services directly to agents and resellers to the management of VoIP communication services and to design and install unified group communication solutions for public and private enterprises. In fiscal year 2008, the Company completed initial design for an IP gateway device (AM360) and began manufacturing and assembly and marketing. The Company has marketed and sold these devices for the past two years and intends to expand the capabilities of the devices to allow them to be sold into a larger market sectors. The Company  has completed development of an Application Service Provider or “Hosted” solution for voice interoperability that is available to customers as a subscription service. We have two pilot programs for this service currently deployed and intend to market this subscription service if the pilot projects are proven to be successful. These pilot projects and increases in research and development expenses have required the  Company to rely on equity and debt financing to supplement cash flow from operations. Management believes its new business strategy and anticipated increases in revenue and gross margins will enable it to alleviate some its  liquidity and profitability issues. However, as part of its revised business strategy, and in recognition of current economic conditions, the Company plans to raise additional debt or equity capital and is discussing debt and equity finance options with private individuals and allied groups.

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

NOTE 4 -

PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2010 and 2009 consisted of the following:

			ESTIMATED
			USEFUL LIFE
	2010	2009	(IN YEARS)
Software	$ 47,823	$ 43,820	4
Network equipment	32,653	32,653	4
RoIP equipment and software	3,873	43,735	5
Office equipment and furniture	30,226	35,829	5
Testing and R & D equipment	21,550	21,550	5
	136,125	177,587

Less accumulated depreciation	(110,855)	(87,868)

Net property and equipment	$ 25,270	$ 89,719

During the year ended September 30, 2010, management determined that certain equipment held for use in research and development would not be used and were therefore impaired. The Company recognized a loss from impairment of approximately $39,000.

Depreciation expense totaled $25,429 and $30,298 for the years ended September 30, 2010 and 2009, respectively.

NOTE 5 -DEFERRED INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets consist of net operating loss carry-forwards. A reconciliation of the statutory U.S. Federal rate and the effective rate is as follows:

Years Ended September 30,	2010	2009
Statutory U.S. Federal Rate	35%	35%
State Income Taxes – net of federal benefit	4.5%	4.5%
	39.5%	39.5%

For Federal income tax purposes, the Company’s net operating losses available to offset future taxable income of approximately $6,472,000, subject to limitations, expire at various times through 2028. Net deferred income tax asset as of September 30, 2010 and 2009 consisted of the following:

	2010	2009

Deferred income tax asset arising from	$2,556,000	$2,127,000
net operating loss carry-forward

Less valuation allowance	(2,556,000)	(2,127,000)

Net deferred tax asset	$ -	$ -

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

In 2010, the Company issued three promissory notes totaling $40,000 to three individual stockholders of the Company. Two of the notes, which total $15,000, bear interest at 15% which is payable quarterly. These notes mature in December 2010. One of the notes, in the amount of $25,000, bears interest at 10%, payable quarterly, and matures on December 31, 2012. In January 2010, one shareholder converted a promissory note in the amount of $32,063 plus accrued interest in the amount of $1,037 into 1,818,832 shares of the Company's restricted common stock.

In connection with two of the notes payable to stockholders, the Company issued 750,000 restricted shares of common stock. The common stock was valued at $3,750 based on the fair value of the stock at the time of issuance. The discount is being recognized over the life of the notes payable, which mature in December 2010. For the year ended September 30, 2010, the Company recognized $2,813 of the discount as interest expense. The net discount on notes payable of $937 is included in Prepaid Expenses and Other Current Assets at September 30, 2010.

During the year ended September 30, 2009, the Company extended a note payable. The note, as extended, bears interest of 10% payable upon maturity of December 31, 2010. The note extension converted accrued interest of approximately $2,000 resulting in total principal due of approximately $32,000. In January 2010 this shareholder converted the promissory note plus accrued interest in the amount of approximately $1,037 into 1,818,832 shares of the Company's restricted common stock.

In 2009, the Company issued five promissory notes totaling $137,459 to five individual stockholders of the Company. Three of the notes, which total $81,859, bear interest at 15% which is payable quarterly. These notes mature in August 2010. A note for $25,500 bears interest of 14% payable monthly and matures in December 2009.

In connection with three of the notes payable to stockholders issued during the year ended September 30, 2009, the Company issued 4,097,975 restricted shares of common stock. The common stock was valued at $35,128 based on the fair value of the stock at the time of issuance. The discount is being recognized over the life of the notes payable, which mature in August 2010. The Company recognized $32,201 and $2,927 of the discount as interest expense for the years ended September 30, 2010 and 2009, respectively.

In December 2010, the Company obtained extensions on three notes payable that had matured in August 2010 and one note payable that had matured in December 2009.

Interest expense on notes payable – stockholders was $58,207 in 2010 and $16,412 in 2009.

NOTE 7 -EQUITY TRANSACTIONS

Common Stock

During the year ended September 30, 2010 the Company sold 13,736,625 units consisting of two shares of the Company's restricted common stock and a warrant for the purchase of one share of the Company's common stock at a price of $0.0364 per unit for net proceeds of $500,000. The unit sales were completed in five separate installments of 2,747,253 units each. The 13,736,625 warrants have an exercise price of $0.10 and were valued at approximately $10,000 using the Black Scholes Merton Option pricing model with the following range of assumptions for the five issuances – risk-free interest rate of 1.25% to 1.50%; expected dividend yield of 0%; expected life of 2 years; expected volatility of 80% to 90%. The common stock price range upon issuance was between $0.012 and $0.018 per share.

During the year ended September 30, 2010 the Company also issued 15,356,263 shares to consultants, officers and directors for services rendered during the year of approximately $182,000. Between December 2009 to February 2010, four individuals and two officers and directors of the Company converted accrued consulting fees of approximately $216,000 into 12,264,828 shares of common stock and the Company converted accounts payable of approximately $51,000 into 2,927,851 shares of common stock. In addition, in January 2010, a shareholder converted a note payable and accrued interest of approximately $33,000 into 1,818,832 shares of common stock. The Company accounted for these transactions pursuant to ASC 718-10 (formerly FASB 123(R)) and Staff Accounting Bulletin No. 107 under which costs or values are measured at the estimated fair market value of the consideration received or equities issued which ever is more readily determinable.

The Company issued 750,000 shares of common stock to two shareholders as discounts on notes payable in the amount of $15,000. The discounts are amortized to interest over the life of the respective notes.

During the year ended September 30, 2009, the Company sold 3,590,385 shares of common stock for cash at share prices ranging from $.009 to $.02 per share. The Company also issued 11,374,338 shares to five individuals and two officers and directors for services rendered during the year valued at $194,178. In addition, an officer and director of the Company converted promissory notes in the amount of $39,175 into 4,489,705 shares of common stock and issued 4,097,945 shares of common stock to three shareholders as discounts on notes payable in the amount of $81,959.

Preferred Stock

In June 2010, the Board of Directors voted to amend the Company’s Articles of Incorporation in order to authorize the issuance of 200 million shares of Preferred Stock with a par value of $0.001 per share. Concurrently, the Board designated the preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred stock is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series A Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis.

In June 2010, the Company issued 250,000 shares of Series A Convertible Preferred Stock to one shareholder for $250,000.

Consultant Stock Plan

During the year ended September 30, 2010 the Company adopted the Cleartronic, Inc. 2009 Consultant Stock Plan to assist the Company in obtaining and retaining the services of persons providing consulting services to the Company. In October 2009, the Company filed a registration statement with the Securities and Exchange Commission registering 10,000,000 shares of the Company's common stock for issuance under the plan. During the year ended September 30, 2010, the Company issued 6,328,699 shares to four individuals valued at approximately $104,000 under the plan.

Stock Options

During the year ended September 30, 2005, the Company adopted the GlobalTel IP, Inc. 2005 Incentive Equity Plan (the “Plan”) allocating up to five million shares of the Company’s common stock to offer incentives to key employees, contractors, directors and officers. On July 18, 2007, the Board of Directors, pursuant to the Plan, granted 3,050,000 options to 4 employees (including 2 officers and directors), and 2 consultants at an exercise price of $0.275. The 2,000,000 options issued to the 2 officers and directors vested upon issuance and expire on July 31, 2012. In May 2008, the Board authorized an expansion of the number of shares allocated to the Plan to a total of 15,000,000 shares (10,000,000 additional shares of common stock). Pursuant to the Plan, in September 2008, the Board authorized a grant of 2,300,000 options to six employees (including 2 officers and directors) at an exercise price of $0.12 and expire December 31, 2013. In September 2009, pursuant to the Plan, the Board authorized a grant of 4,000,000 options to six consultants (including 2 officers and directors) at an exercise price of $0.03 per share that expire December 31, 2014. In September 2009, two officers and directors cancelled 1,250,000 options each. Each of the option cancellations were for 250,000 shares at an exercise price of $0.20 expiring March 1, 2010 and 1,000,000 shares at an exercise price of $0.275 per share expiring on July 31, 2012.

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

Outstanding	Exercisable

Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price

$0.00 to $0.030	4,000,000	4.25 yrs	$0.030	4,000,000	$0.030
$0.040 to $0.120 $0.20 to $0.275	2,300,000 800,000 7,100,000	4.25 yrs 1.84 yrs 3.44 yrs	$0.120 $0.275 $0.105	2,300,000 800,000 7,100,000	$0.120 $0.275 $0.087

The following table summarizes information about stock options outstanding at September 30, 2010:

Stock Options

	Shares	Wtd. Avg. Exercise Price
Outstanding at October 1, 2008	6,950,000	$0.255
Granted/Issued	4,000,000	$0.030
Exercised	--	--
Expired/Canceled	2,500,000	$0.240
Outstanding at September 30, 2009	8,450,000	$0.105
Granted/Issued	--	--
Exercised	--	--
Expired/Canceled	1,350,000	$.200
Outstanding at September 30, 2010	7,100,000	$0.087

During the year ended September 30, 2010, the Company granted no options and  1,350,000 options expired or were cancelled.

Under the provisions of ASC 718-10, the fair value of the stock option grants was estimated on the date of the grant using the Black Scholes Merton Option pricing model with the following assumptions: For the year ended September 30, 2009 – risk-free interest rate of 2.0%; expected dividend yield of 0%; expected life of 1 year; expected volatility of 342%. The fair value of the options and resulting compensation expense for the rewards were approximately $0 and $80,000 for the years ended September 30, 2010 and 2009, respectively.

Warrants

During the year ended September 30, 2010, 13,736,625 warrants were issued to one shareholder as part of 5 unit purchase agreements, no warrants expired and no warrants were cancelled.

During the year ended September 30, 2009, no warrants were issued, 3,032,500 expired and 367,500 warrants were cancelled. The Company’s historical warrant issuances are as follows:

	# of		Exercise
Date	Warrants	Value	Price	Expiring
12/31/05	200,000	$ 10,000	$ 0.20	12/31/12
09/28/07	800,000	$ 29,000	$ 0.275	12/31/12
12/31/07	500,000	$ 29,000	$ 0.275	12/31/11
05/29/08	135,000	$ 8,500	$ 0.20	12/31/10
01/23/10 to 04/29/10	13,736,625	$ 10,00	$ 0.10	12/31/13

NOTE 8 -RELATED PARTY TRANSACTIONS

Included in Accounts Payable at September 30, 2010 is approximately $19,000 due to an officer of the Company.

For the year ended September 30, 2010, the Company issued 1,529,411 shares of common stock to a financial advisor in exchange for services valued at $24,470 and paid cash compensation totaling approximately $20,000.

For the year ended September 30, 2009, the Company issued 2,262,500 shares of common stock to a financial advisor in exchange for services valued at $52,875, in consideration for cancellation of all outstanding warrants held by him and paid cash compensation totaling $10,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 3,400 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $8,500. The lease, which provides for annual increases of base rent of 3%, expires on June 30, 2011.

On December 1, 2010 the Company renegotiated its lease with the landlord and signed a new lease that expires on November 30, 2014. The new lease commenced on December 1, 2010 and provides for annual increases in base rent of 4% per year.

Future lease commitments are as follows for the year ended September 30, 2010:

2011

                   78,564

2012

                   76,332

2013

                   79,390

2014

                   82,566

$ 316,852

Rental expense incurred during the years ended September 30, 2010 and 2009 was $104,063 and $101,395, respectively.

MAJOR CUSTOMER

Approximately 58% of the Company’s revenues for the year ended September 30, 2010 was derived from four customers.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2010 and 2009, the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the years ended September 30, 2010 and 2009, this vendor represented approximately 26% and 79%, respectively, of the total cost of revenue. The Company has contracted with a single local manufacturing facility to maintain its component parts inventory and to assemble its developed line of IP gateway devices. Interruption to either its software vendor or manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 31, 2010, which is the date the financial statements were issued.

In November 2010, the Company issued 250,000 shares of Series A Convertible Preferred Stock to one shareholder for $250,000. Each Series A Preferred Share is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series a Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our independent auditors.

Item 9A(T).  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our principal executive officer (CEO) and principal financial officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

17

As of September 30, 2010, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

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

Due to our small size and a lack of personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. However, we will implement further controls as circumstances permit. We have engaged a consultant to review our financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist us in remaining current with our required filings during the fiscal year ending September 30, 2011. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On July 9, 2010, an investor purchased 250,000 shares of Series A Convertible Preferred Stock for $250,000. Each Series A Preferred Share is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series a Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The shares were sold without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Significant Employee

Set forth below are the name, age, position, and a brief account of the business experience of each of our executive officers and directors. Each of our directors holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each of our executive officers holds office until the next annual meeting of shareholders. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

NAME	AGE	POSITIONS
Larry M. Reid	66	President, Chief Executive Officer, Chief Financial Officer and a director
Michael J. Gutowski	52	Vice President of Sales and Marketing and a director

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

Michael J. Gutowski has held his present positions with us since March 2005. From November 1999 to December 2002, Mr. Gutowski was the Chief Executive Officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes. In April 2003, Connectivity Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Gutowski became the President, Chief Operating Officer and a director of that company.

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

None of our directors or executive officers has, during the past ten years:

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

19

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

•

Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

•

Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)

Any federal or state securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: (a) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the fiscal year ended September 30, 2010, regardless of compensation level; (b) our two most highly compensated executive officers other than the PEO who were serving as executive officers at September 30, 2010 and whose total compensation was in excess of $100,000; and (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2010 and whose total compensation was in excess of $100,000 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		Non-Equity Incentive Compensa- tion ($)		Non- qualified Deferred Compensa- tion Earnings ($)		All Other Compen- sation ($)		Total ($)

Larry M. Reid	2010	$104,000	$	―	$	―	$	―	$	―	$	―	$	―	$104,000
President, PEO, and	2009	$104,000	$	―	$	―		$25,000	$	―	$	―	$	―	$129,000
Chief Financial Officer	2008	$104,000	$	―	$	―		$11,220	$	―	$	―	$	―	$115,220

Michael J. Gutowski,	2010	$104,000	$	―	$	―	$	―	$	―	$	―	$	―	$104,000
Vice President of	2009	$104,000	$	―	$	―		$25,000	$	―	$	―	$	―	$129,000
Sales and Marketing	2008	$104,000	$	―	$	―		$22,440	$	―	$	―	$	―	$126,440

_____________

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance ASC 718-10.

20

Employment Agreements

There are no employment agreements in place with executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards at September 30, 2010 for each of the Named Executive Officers:

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

Compensation of Directors

During our fiscal year ended September 30, 2010, we did not compensate our directors for acting in that capacity. We have no arrangements pursuant to which any of our directors were or are to be compensated or are expected to be compensated in the future for any service provided as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Securities Authorized for Issuance With Respect to Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

21

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 11, 2011 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class

Officers and directors:
Larry M. Reid 8000 North Federal Highway Boca Raton, FL 33487	7,234,896(3)	5.4%(3)
Michael J. Gutowski 8000 North Federal Highway Boca Raton, FL 33487	5,514,705(4)	4.2%(4)

5% Shareholders:
D. M Coblentz 8000 North Federal Highway Boca Raton, FL 33487	41,208,795(5)	28.2%(5)

Officers and directors as a group (2 persons):	11,329,365	12.6%

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 11, 2011 upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from January 11, 2011, have been exercised.

(3)

Includes 1,750,000 shares that can be acquired by Mr. Reid upon exercise of options.

(4)

Includes 2,250,000 shares that can be acquired by Mr. Gutowski upon exercise of options and 500,000 shares owned  by Mr. Gutowski's spouse.

(5)

Includes 13,736,625 shares that can be acquired by exercise of warrants.

22

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

None.

Director Independence

We currently have no members of our Board who aualify as “independent” as the term is used in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Securities Exchange Act of 1934, as amended, and the listing standards of the Nasdaq Capital Market

Item 14.

Principal Accounting Fee and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2010 and September 30, 2009 for professional services rendered by the principal accountants for the audit of our annual financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $19,500 and $19,500, respectively. We do not have an audit committee.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended September 30, 2010 and September 30, 2009 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above were $12,000 and $10,500, respectively.

Tax Fees

The aggregate fees billed for our fiscal years ended September 30, 2010 and September 30, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for our fiscal years ended September 30, 2010 and September 30, 2009  for products and services provided by the principal accountants, other than the services reported above in this Item 14, were $0 and $0, respectively.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our financial statements for the fiscal year ended September 30, 2010, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following exhibits have been filed as part of this Annual Report:

3.1

Articles of Incorporation. (1)

3.2

Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)

3.3

Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)

3.4

Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)

3.5

Articles of Amendment to Articles of Incorporation filed May 9, 2008. (5)

3.6

Amended and Restated Bylaws. (9)

4.1

Form of Specimen Stock Certificate for the registrant’s Common Stock. (1)

4.2

GlobalTel IP, Inc. 2005 Incentive Equity Plan. (1)

4.3

Form of option issued pursuant to GlobalTel, Inc. 2005 Incentive Equity Plan. (1)

4.4

Convertible Debenture in the principal amount of $100,000 issued to Judith Holding Ltd. (2)

4.5

Convertible Debenture in the principal amount of $100,000 issued to Josephine and Santo Sciarrino. (2)

4.6

Convertible Debenture in the principal amount of $25,000 issued to James Drew. (2)

4.7

Form of Warrant. (8)

4.8

Form of Secured Promissory Note. (8)

10.1

Application Service Provider License Agreement between Twisted Pair Solutions, Inc. and the registrant of August 6, 2006, as amended. (4) (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)

10.2

Authorized Reseller Agreement between Twisted Pair Solutions, Inc. and the registrant of May 10, 2006. (4) (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)

10.3

Consulting Agreement of June 1, 2007 MANNetworks LLC and the registrant. (4)

10.4

Lease Agreement of July 1, 2007 between BGNP Associates, LLC and the Registrant. (3)

10.5

Consultant Services Agreement of July 25, 2007 between John Boteler and the registrant. (4)

10.6

Consultant Services Agreement of October 1, 2008 between Michael J. Gutowski and the registrant. (7)

10.7

Consultant Services Agreement of October 1, 2008 between Larry Reid and the registrant. (7)

10.8

2009 Consultant Stock Plan. (6)

10.9

Form of Security Agreement. (8)

21.1

Subsidiaries of the Registrant. (5)

23.1

Consent of Kramer, Weisman and Associates, LLP  *

31.1

Rule 13a-(a)/15d–14(a) Certification. *

31.2

Rule 13a-(a)/15d-14(a) Certification. *

32.1

Section 1350 Certifications. *

_________________

* Filed herewith.

(1)

Filed on July 3, 2006 as an exhibit to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(2)

Filed on March 22, 2007 as an exhibit to Amendment No. 2 to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(3)

Filed on July 5, 2007 as an exhibit to Amendment No. 4 to the registrant’s registration statement on Form SB-2 and hereby incorporated by reference.

(4)

Filed on March 17, 2008 as an exhibit to Amendment No. 5 to the registrant’s registration statement on Form S-1 and hereby incorporated by reference.

(5)

Filed on May 28, 2008 as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 and hereby incorporated by reference.

(6)

Filed on October 26, 2009 as an exhibit to the registrant’s registration statement on form S-8 and hereby incorporated by reference.

(7)

Filed on January 12, 2010 as an exhibit to the registrant’s Annual Report on Form 10-K and hereby incorporated by reference.

(8)

Filed on January 28, 2010 as an exhibit to the registrant’s Current Report on Form 8-K and hereby incorporated by reference.

(9)

Filed on July 26, 2010 as an exhibit to the registrant’s Current Report on Form 8-K and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2011	Cleartronic, Inc. By: /s/ Larry Reid Larry Reid President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Larry Reid Larry Reid	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	January 11, 2011
/s/ Michael Gutowski Michael Gutowski	Director	January 11, 2011

26