Form 10-Q
period 2010-12-31
Cleartronic, Inc.
filed 2011-02-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,307,758 shares as of February 14, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	September 30,
	2010	2010
	(unaudited)
Current assets:
Cash	$ 73,478	$ 22,348
Accounts receivable, net	63,787	5,019
Inventory	69,411	51,076
Prepaid expenses and other current assets	23,656	32,407

Total current assets	230,332	110,850

Property and equipment, net	21,299	25,270

Total assets	$ 251,631	$ 136,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 241,706	$ 243,887
Accrued expenses	113,587	79,950
Deferred revenue, current portion	28,736	8,503
Notes payable - stockholders	120,494	121,180

Total current liabilities	504,523	453,520

Long Term Liabilities
Notes Payable - Stockholders	25,000	25,000
Deferred revenue, net of current portion	10,670	1,063

Total long term liabilities	35,670	26,063

Total liabilities	540,193	479,583

Stockholders' equity (deficit):
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
500,000 and 250,000 shares issued and outstanding, respectively	500	250
Common stock - $.001 par value; 750,000,000 shares authorized,
132,307,758 and 71,717,454 shares issued and outstanding, respectively	132,308	132,308
Additional paid-in capital	6,257,303	6,007,553
Accumulated Deficit	(6,678,673)	(6,483,574)

Total stockholders' equity (deficit)	(288,562)	(343,463)

Total liabilities and stockholders' equity (deficit)	$ 251,631	$ 136,120

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2010	2009

Revenue	$ 180,442	$ 67,164

Cost of Revenue	86,095	32,347

Gross Profit	94,347	34,817

Operating Expenses:
Selling expenses	34,477	15,237
Administrative expenses	208,513	156,349
Research and development	26,398	44,876
Depreciation	3,971	7,852

Total Operating Expenses	273,359	224,314

(Loss) from operations	(179,012)	(189,497)

Interest and other expenses	(16,087)	(13,769)

Net (loss)	$ (195,099)	$ (203,266)

(Loss) per share - basic and diluted	$ (0.0015)	$ (0.0026)

Weighted average of shares outstanding:
Basic and diluted	132,307,758	77,670,604

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2010	2009

Net (Loss)	$ (195,099)	$ (203,266)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation	3,971	7,852
Common stock and warrants issued for services	-	100,000
Amortization of notes payable discount	937	8,781
(Increase) decrease in assets:
Accounts receivable	(58,768)	1,140
Inventory	(18,335)	8,871
Prepaid expenses and other current assets	7,778	(17,052)
Increase (decrease) in liabilities:
Accounts payable	(2,181)	46,984
Accrued expenses	32,890	43,061
Customer deposits	783	-
Deferred revenue	29,840	(4,812)

Net Cash Used in Operating Activities	(198,184)	(8,441)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,004)

Net Cash Used In Investing Activities	-	(4,004)

Cash Flows From Financing Activities:
Bank overdraft	-	576
Principal payments on notes payable	(686)
Proceeds from issuance of preferred stock	250,000	-
Proceeds from notes payable	-	5,000

Net Cash Provided by Financing Activities	249,314	5,576

Net Increase (decrease) in Cash	51,130	(6,869)

Cash - Beginning of Period	22,348	8,273

Cash - End of Period	$ 73,478	$ 1,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 5,149	$ 2,153

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2010

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2010

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013. The Company did not have cash balances in excess the FDIC limits at December 31, 2010 and September 30, 2010.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2010 and 2009, the Company had $26,398 and $44,876, respectively, in research and development costs from continuing operations.

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2010

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options.  As of December 31, 2010 and 2009, the Company had outstanding options and warrants exercisable for an aggregate 22,336,265 and 10,850,000 shares of common stock, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2010

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of December 31, 2010.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $4,533 during the three months ended December 31, 2010, and $2,117 during the three months ended December 31, 2009.

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2010

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

Preferred Stock

In November 2010, the Company issued 250,000 shares of Series A Convertible Preferred Stock to one shareholder for $250,000.

NOTE 5 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $23,820 and $25,935 for the three months ended December 31, 2010 and 2009, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  Management has evaluated subsequent events for the period from December 31, 2010, the date of these financial statements, through the date of the filing, and there have been no material subsequent events during that period.

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

Results of Operations – Three Months Ended December 31, 2010 and 2009

Revenues

Revenues increased approximately 168% to $180,442 for the three months ended December 31, 2010 as compared to $67,164 for the three months ended December 31, 2009. The increase was primarily due to an increase in sales of equipment and software as a result of increased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $86,095 for the three months ended December 31, 2010 as compared to $32,347 for the three months ended December 31, 2009, an increase of approximately 166%. The increase was due to increased sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended December 31, 2010 were $273,359 compared to $224,314 for the three months ended December 31, 2009, an increase of approximately 22%. This increase was primarily due to an increase in outside consultant expenses for business development, marketing, and financial advisory services.

Loss from Operations

Loss from operations for the three months ended December 31, 2010 was $179,012 compared to a loss of $189,497 for the three months ended December 31, 2009. The decrease in loss from operations in 2010 versus 2009 was primarily due to an increase in our sales. Gross profit margins remained stable at approximately 52% in the three months ended December 31, 2010 and approximately 52% for the three months ended December 31, 2009.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $195,099 for the three months ended December 31, 2010 compared to a net loss of $203,266 for the three months ended December 31, 2009. Net loss per common share was $0.0015 and $0.0026 for the three months ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $198,184 for the three months ended December 31, 2010 compared to $8,441 for the three months ended December 31, 2009.

No cash was provided by or used in investing activities during the three months ended December 31, 2010.  Net cash used in investing activities during the three months ended December 31, 2009 was $4,004, which was due to the purchase of additional property.

Net cash provided by financing activities was $249,314 for the three months ended December 31, 2010 compared to $5,576 for the three months ended December 31, 2009. The increase was primarily due to the sale of $250,000 of the Company's preferred stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the CEO and PFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2010 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2010, an investor purchased 250,000 shares of Series A Convertible Preferred Stock for $250,000. Each Series A Preferred Share is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series a Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The proceeds from the sales were used to fund operating expenses.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

(a)

None.

(b)

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001 (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004 (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005 (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008 (2)
3.6	Bylaws (1)
3.7	Articles of Amendment to the Articles of Incorporation, filed June 28, 2010 *
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on July 3, 2006 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on May 28, 2008 as an exhibit to Amendment No. 6 to our Registration Statement on Form S-1, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 14, 2011	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer