Form 10-Q
period 2011-03-31
Cleartronic, Inc.
filed 2011-05-12
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___  No _ _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,307,758 shares as of May 12 , 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
Current assets:
Cash	$ 268,790	$ 22,348
Accounts receivable, net	25,610	5,019
Inventory	63,990	51,076
Prepaid expenses and other current assets	14,756	32,407

Total current assets	373,146	110,850

Property and equipment, net	17,905	25,270

Total assets	$ 391,051	$ 136,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	228,693	243,887
Accrued expenses	144,934	79,950
Deferred revenue, current portion	22,219	8,503
Notes payable - stockholders	119,806	121,180

Total current liabilities	515,652	453,520

Long Term Liabilities
Notes payable - stockholders	25,000	25,000
Deferred revenue, net of current portion	10,003	1,063

Total long term liabilities	35,003	26,063

Total liabilities	550,655	479,583

Stockholders' equity (deficit):
Preferred stock - $.001 par value; 200,000,000 shares authorized,
900,000 and 250,000 shares issued and outstanding, respectvely	900	250
Common stock - $.001 par value; 1,250,000,000 shares authorized,
132,307,758 and 132,307,758 issued and outstanding, respectively	132,308	132,308
Additional paid-in capital	6,656,902	6,007,553
Accumulated Deficit	(6,949,714)	(6,483,574)

Total stockholders' equity (deficit)	(159,604)	(343,463)

Total liabilities and stockholders' equity (deficit)	$ 391,051	$ 136,120

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
(Unaudited)

Condensed Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Revenue	$ 128,358	$ 23,127	$ 308,800	$ 90,291

Cost of Revenue	68,442	11,040	154,537	43,387

Gross Profit	59,916	12,087	154,263	46,904

Operating Expenses:
Selling expenses	41,401	34,440	75,878	49,677
Administrative expenses	237,599	215,325	446,112	374,284
Research and development	29,072	21,985	55,470	66,861
Depreciation	3,393	6,689	7,364	14,540

Total Operating Expenses	311,465	278,439	584,824	505,362

Other (Expenses)	(19,493)	(19,167)	(35,580)	(30,327)

Net loss	(271,042)	(285,519)	(466,141)	(488,785)

(Loss) per Common Share	$ (0.002)	$ (0.003)	$ (0.004)	$ (0.005)

(Loss) per Common Share
basic and diluted	$ (0.002)	$ (0.003)	$ (0.004)	$ (0.005)

Weighted Average of
Shares Outstanding -
basic and diluted	132,307,758	101,677,485	132,307,758	89,596,677

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
(Unaudited)

Condensed Consolidated Statements of Cash Flows

	For the six	For the six
	months ended	months ended
	March 31, 2011	March 31, 2010

NET LOSS	$ (466,141)	$ (488,785)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,365	14,540
Common stock and warrants issued for services	-	118,750
Loss on settlement and disposal of assets	-	4,220
Amortization of notes payable discount	937	17,942
(Increase) decrease in assets:
Accounts receivable	(20,591)	(165)
Inventory	(12,914)	(27,339)
Prepaid expenses and other current assets	16,714	(8,333)
Increase (decrease) in liabilities:
Accounts payable	(15,194)	(40,095)
Accrued expenses	64,984	95,269
Deferred revenue	22,656	(9,626)

Net Cash Used in Operating Activities	(402,184)	(323,622)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,004)

Net Cash Provided by Investing Activities:	-	(4,004)

Cash Flows From Financing Activities
Principal payments on notes payable	(1,374)	-
Proceeds from notes payable, net		39,900
Proceeds from issuance of common stock and warrants	-	300,000
Proceeds from issuance of preferred stock	650,000	-

Net Cash Provided by Financing Activities	648,626	339,900

Net Increase In Cash	246,442	12,274

Cash - Beginning of Period	22,348	8,273

Cash - End of Period	$ 268,790	$ 20,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 11,781	$ 6,313

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc., and VoiceInterop, Inc.. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013. The Company did not have cash balances in excess of the FDIC limits at March 31, 2011 and September 30, 2010.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending March 31, 2011 and 2010, the Company had $29,072 and $21,985 in research and development costs, respectively. For the six months ending March 31, 2011 and 2010, the Company had $55,470 and $66,861 in research and development costs, respectively.

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

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of March 31, 2011 and 2010 and there were 22,336,265 and 16,976,759 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of March 31, 2011.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. For financial statement purposes depreciation of property and equipment iscomputed using the straight-line method over the estimated useful lives of the asset. expenditures for replacements, maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are recognized.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $6,496 during the three months ended March 31, 2011 and $10,172 during the three months ended March 31, 2010.  For the six months ending March 31, 2011 and 2010, the Company had $11,030 and $22,435 in advertising costs, respectively.

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

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

EQUITY TRANSACTIONS

Preferred Stock

In March 2011, the Company issued 400,000 shares of Series A Convertible Preferred Stock to one shareholder for $400,000.

NOTE 5 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $19,577 and $26,011 for the three months ended March 31, 2011 and 2010, respectively. For the six months ending March 31, 2011 and 2010, rent expense paid to the related party was $43,398 and $51,945, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  The Company has evaluated subsequent events for the period from March 31, 2011, the date of these financial statements, through May 12, 2011, the date of issuance of these condensed, consolidated financial statements.

Majority Shareholder Approval

In April 2011, the holders of a majority of the voting stock of the Company voted, adopted and approved three  resolutions by unamimous written consent.

The resolutions increased the number of authorized shares of common stock of the Company from 750,000,000 shares to 1,250,000,000 shares and the Board of Directors to change the name of the Company to a new name at the full discretion of the Board and such authorization shall remain in place through September 30, 2011.

The resolution also authorized the Company to establish the  2011 Equity Incentive Plan and each of its terms and conditions.

In April 2011 the Company issued 8,581,446 shares of the Company's common stock to two consultants for services valued at approximately $53,000 and the Company issued 2,372,409 shares of the Company's common stock to preferred shareholder in lieu of paying a cash dividend of approximately $23,000.

In May, 2011, one shareholder exchanged 17,400,000 of the Company's common stock for 174,000 shares of the Company's Series A Convertible Preferred Stock.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenues

Revenues increased  to $128,358 for the three months ended March 31, 2011 as compared to $23,127 for the three months ended March 31, 2010.  The increase was due to an increase in sales of equipment and software due to increased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $68,442 for the three months ended March 31, 2011 as compared to $11,040 for the three months ended March 31, 2010. The increase was due to increased costs of hardware and software used in sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $311,465 compared to $278,439 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, selling expenses increased $6,961 or approximately 10%, administrative expenses increased $22,274 or approximately 10% and research and development expenses increased $7,087 or approximately 30%.

Loss from Operations

The Company’s net loss from  operations decreased  to $271,042 during the three months ended March 31, 2011 as compared to $285,519 for the three months ended March 31, 2010. The reason for this slight decrease was due to an increase in revenue for the period and an increase in operating expenses of approximately 10% .  Net loss per common share was $0.002 and $0.003 for the three months ended March 31, 2011 and 2010, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2010

Revenues

Revenues from operations were $308,800 for the six months ended March 31, 2011 as compared to $90,291 for the six months ended March 31, 2010. The increase was primarily due to an increase  in sales of equipment and software due to increased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $154,537 for the six months ended March 31, 2011, as compared to $43,837 for the six months ended March 31, 2010.  Due to increased sales of unified communications software and equipment the Company incurred   increased costs for both software and equipment. Gross profits were $154,623 and $46,094 for the six months ended March 31, 2011 and 2010 respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2011 were $584,824 compared to $505,362 for the six months ended March 31, 2010. This increase  was due to a significant increase in  selling and administrative expenses which did not offset reduced expenses for research and development and depreciation.

Loss from Operations

The Company’s net loss increased to $466,141 during the six months ended March 31, 2011 as  compared to a loss of $488,785 for the six months ended March 31, 2010. The primary reasons for this decrease were increased revenue from the sale of unified communication solutions.  Net loss per common share was $0.004 and $0.005 for the six months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $402,184 for the six  months ended March 31, 2011 compared to $323,622 for the six months ended March 31, 2010, due to a increase in accounts receivable, inventory and deferred revenue.

Net cash used in investing activities was nil for the six months ended March 31, 2011 compared to $4,004 used in investing activities for the six months ended March 31, 2010.

Net cash provided by financing activities was $648,626 for the six months ended March 31, 2011 compared to $339,900 for the six months ended March 31, 2010. The increase was due to increased equity financing from the sale of preferred stock.

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

The costs to operate our current business are approximately $100,000  per month. In order for us  to cover our monthly operating expenses, we would have to generate revenues of approximately $225,000 per month. Accordingly, in the absence of revenues, we will need to secure $100,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $1,200,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2011, the Company sold 400,000 shares of Series A Convertible Preferred stock for cash proceeds of $400,000.

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

Item 6.  Exhibits.

3.01	Articles of Incorporation.(1)
3.02	Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)
3.03	Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)
3.04	Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)
3.05	Articles of Amendment to Articles of Incorporation filed May 9, 2008. (2)
3.06	Articles of Amendment to Articles of Incorporation filed June 28, 2010. (3)
3.07	Articles of Amendment to Articles of Incorporation filed May 6, 2011. (4)
3.08	Bylaws. (1)
31.1	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (5)
31.2	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (5)
32.1	Section 1350 Certification of Larry Reid (5)

__________________________________

(1)

Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 28, 2008 and hereby incorporated by reference.

(3)

Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2011 and hereby incorporated by reference.

(4)

Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011 and hereby incorporated by reference.

(5)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: May 12, 2011	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer