Form 10-Q
period 2011-06-30
Cleartronic, Inc.
filed 2011-08-12
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

561-939-3300

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X _      No __ __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 125,861,521 shares as of August 12, 2011.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2011	2010
	(Unaudited)
Current assets:
Cash	$ 44,938	$ 22,348
Accounts receivable, net	180,350	5,019
Inventory	59,331	51,076
Prepaid expenses and other current assets	14,985	32,407

Total current assets	299,603	110,850

Property and equipment, net	14,740	25,270

Total assets	$ 314,343	$ 136,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	308,692	243,887
Accrued expenses	162,429	79,950
Deferred revenue, current portion	29,303	8,503
Notes payable - stockholders	119,094	121,180

Total current liabilities	619,518	453,520

Long Term Liabilities
Note payable - stockholders	70,000	25,000
Deferred revenue, net of current portion	22,938	1,063

Total long term liabilities	92,938	26,063

Total liabilities	712,456	479,583

Stockholders' equity (deficit):
Preferred stock - $.001 par value; 200,000,000 shares authorized,
1,074,000 and 250,000 issued and outstnding, respectively	1,074	250
Common stock - $.001 par value; 1,250,000,000 shares authorized,
125,861,613 and 132,307,758 issued and outstanding, respectively	125,862	132,308
Additional paid-in capital	6,740,555	6,007,553
Accumulated Deficit	(7,265,604)	(6,483,574)

Total stockholders' equity (deficit)	(398,113)	(343,463)

Total liabilities and stockholders' equity (deficit)	$ 314,343	$ 136,120

See accompanying notes to financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$ 184,467	$ 104,421	$ 493,267	$ 194,712

Cost of revenue	105,287	50,049	259,824	93,436

Gross profit	79,180	54,372	233,443	101,276

Operating Expenses:
Selling expenses	32,915	20,955	108,793	74,416
Administrative expenses	283,722	217,496	729,835	588,447
Research and development	47,276	90,635	102,746	157,496
Depreciation	3,165	6,356	10,529	20,896

Total operating expenses	367,078	335,442	951,903	841,255

Other Income (Expense)	16,415	(15,947)	(19,164)	(45,824)

Loss from operations	(271,483)	(297,017)	(737,624)	(785,803)

Net loss	$ (271,483)	$ (297,017)	$ (737,624)	$ (785,803)

(Loss) per share - basic and diluted	$ (0.002)	$ (0.003)	$ (0.006)	$ (0.006)

Weighted average of shares outstanding:
Basic and diluted	127,744,205	100,502,930	125,856,832	122,076,026

See accompanying notes to financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2011	June 30, 2010

NET LOSS	$ (737,624)	$ (785,803)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	10,530	20,896
Common stock and warrants issued for services	53,657	136,750
Loss on settlement and disposal of assets	-	4,220
Amortization of notes payable discount	937	27,103
(Increase) decrease in assets:
Accounts receivable	(175,331)	1,140
Inventory	(8,255)	(13,900)
Prepaid expenses and other current assets	16,485	(5,000)
Increase (decrease) in liabilities:
Accounts payable	64,805	1,294
Accrued expenses	61,797	95,059
Deferred revenue	42,675	(14,437)

Net Cash Used in Operating Activities	(670,324)	(532,678)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(5,064)

Net Cash Used in Investing Activities:	-	(5,064)

Cash Flows From Financing Activities
Principal payments on notes payable	(2,086)	-
Proceeds from notes payable, net	45,000	39,286
Proceeds from issuance of common stock and warrants	-	500,000
Proceeds from issuance of preferred stock	650,000	-

Net Cash Provided by Financing Activities	692,914	539,286

Net Increase In Cash	22,590	1,544

Cash - Beginning of Period	22,348	8,273

Cash - End of Period	$ 44,938	$ 9,817

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 15,486	$ 4,918

During the 9 months ended June 30, 2011 the Company accrued dividends payable on Cumulative Preferred Stock of $44,408 and issued 2,372,409 shares of common stock in lieu of cash dividends payable of $23,724.

See accompanying notes to financial statements.

3

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2011

NOTE 1   - ORGANIZATION

Cleartronic, Inc.  (the "Company") was incorporated in placeStateFlorida on November 15, 1999. The Company was originally formed as a website developer under the name Menu Sites, Inc., which ceased operations in 2002. In 2005, the Company became a provider of Voice Over Internet Protocol (VOIP) services and re-seller of international pre-paid telecommunication services through Interactive Media Technologies, Inc., ("IMT"), a related party, and was renamed GlobalTel IP, Inc. In August 2008, the Company ceased re-selling international pre-paid telecommunication services and sold back to IMT certain VoIP assets and began to transition its remaining VoIP business into managed unified group communication operations and development of VoIP related products and services.

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

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc., and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with placecountry-regionUnited States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by placecountry-regionUnited States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

USE OF ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the reporting period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one banking institution. FDIC deposit insurance has temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013. The Company did not have cash balances in excess of the FDIC limits at June 30, 2011 and September 30, 2010.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2011 and 2010, the Company had $47,276 and $90,635 in research and development costs, respectively. For the nine months ending June 30, 2011 and 2010, the Company had $102,746 and $157,496 in research and development costs, respectively.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customers: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

The Company's revenue recognition policies are in accordance with Accounting Standards Codification 605-10 "Revenue Recognition" (ASC 605-10). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment. The Company recognizes revenue for the elements separately as the sales of the equipment and software, installation and integration, and support services represent separate earnings processes that are generally specified under separate agreements.

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

The Company also provides support to customers under separate contracts varying from one to five years. The Company's obligations under its service contracts vary by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract it is classified as a current liability, if longer it is classified as a non-current liability.

Installation and integration services are recognized upon completion.

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of June 30, 2011 and 2010 and there were 22,471,265 and 22,471,265 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of June 30, 2011.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification 718-10 "Compensation" (ASC 718-10) using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005, the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $13,500 during the three months ended June 30, 2011 and $3,746 during the three months ended June 30, 2010.  For the nine months ending June 30, 2011 and 2010, the Company had $24,530 and $26,181 in advertising costs, respectively.

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

NOTE 4   - NOTE PAYABLE TO STOCKHOLDER

On June 3, 2011, the Company executed an amendment to a secured promissory note payable ("Amended and Restated Secured Promissory Note") to one of its stockholders. The amendment increased the principal of the original note from $25,000 to $70,000. The amendment also specifies terms of three future principal increases of $45,000 each to be funded every three months until March 2012.

NOTE 5   - EQUITY

In April 2011, the holders of a majority of the voting stock of the Company voted, adopted and approved by unanimous a resolution to increase the number of authorized shares of common stock of the Company from 750,000,000 shares to 1,250,000,000 shares and a resolution to establish the 2011 Equity Incentive Plan and each of its terms and conditions.

Common Stock

In April 2011, the Company authorized the issuance of 12,252,747 shares of the Company's common stock to two consultants in exchange for services valued at $61,000. As of June 30, 2011, the Company issued 8,581,446 shares and has recorded an accrual for the balance of the shares to be issued.

In April 2011, the Company issued 2,372,409 shares of the Company's common stock to preferred shareholders in lieu of a cash dividend of $23,724.

Preferred Stock

In May 2011, the Company issued 174,000 shares of Series A Convertible Preferred Stock to one shareholder in exchange for the shareholder's agreement to cancel 17,400,000 shares of the Company's common stock issued and registered to the shareholder.

Dividends payable on Series A Convertible Preferred Stock of approximately $21,000 are included in Accrued Expenses at June 30, 2011.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is owned by a deminimus stockholder. Rent expense paid to the related party was $19,575 and $26,184 for the three months ended June 30, 2011 and 2010, respectively. For the nine months ending June 30, 2011 and 2010, rent expense paid to the related party was $62,973 and $78,129, respectively.

NOTE 7 - SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC TOPIC 855, "Subsequent Events," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009. The Company has evaluated material events for the period from June 30, 2011, the date of these financial statements, through August 12, 2011 the date of issuance of these condensed consolidated financial statements and has determined that there have been no material subsequent events.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis contains certain "forward-looking statements," including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) its strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the Company's plans, objectives and expectations for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that the Company's objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Overview

Cleartronic, Inc. (the "Company," formerly GlobalTel IP, Inc.) was incorporated in placeStateFlorida on dateYear1999Day15Month11lstransNovember 15, 1999. Originally formed as a website developer, the Company ceased operations in 2002. In 2005, the Company commenced operations as a provider of Voice Over Internet Protocol (VoIP) services. In 2007, the Company elected to exit the international VoIP business and concentrate on providing unified group communication solutions. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., now designs, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND THE THREE MONTHS ENDED JUNE 30, 2010

Revenues

Revenues increased  to $184,467 for the three months ended June 30, 2011 as compared to $104,421 for the three months ended June 30, 2010.  The increase was due to an  increase in sales of equipment and software from increased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $105,287 for the three months ended June 30, 2011 as compared to $50,049 for the three months ended June 30, 2010. The increase was due to increased sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $367,078 compared to $335,442 for the three months ended June 30, 2010.  One of the primary reasons for the increase was administrative expenses, which increased from $217,496 to $283,722.The major increases in administrative expenses were accounts receivable financing fees which increased from $50 to $10,645 and consulting fees which increased from $178,540 to $230,130 for the three months ended June 30, 2010 and 2011, respectively.  Selling expenses also increased from $20,955 to $32,915 primarily due to an increase in advertising and marketing expenses from $3,746 to $13,500, for the three months ended June 30, 2010 and 2011, respectively.

Net Loss

The Company's net loss decreased slightly to $271,483 during the three months ended June 30, 2011 as compared to $297,017 for the three months ended June 30, 2010.  Net loss per common share was $0.002 and $0.003 for the three months ended June 30, 2011 and 2010, respectively.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2011 AND THE NINE MONTHS ENDED JUNE 30, 2010

Revenues

Revenues from operations were $493,267 for the nine months ended June 30, 2011 as compared to $194,712 for the nine months ended June 30, 2010. The increase was primarily due to an increase in sales of equipment and software due to increased sales of unified communications solutions.

Cost of Revenues

Cost of revenues was $259,824 for the nine months ended June 30, 2011, as compared to $93,436 for the nine months ended June 30, 2010.  Due to increased sales of unified communications software and equipment the Company incurred increased costs for both software and equipment. Gross profits were $233,443 and $101,276 for the nine months ended June 30, 2011 and 2010, respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2011 were $951,903 compared to $ $841,255 for the nine months ended June 30, 2010. This increase was primarily due an increase in selling expenses from $74,416 to $108,793, consulting fees from $498,629 to $588,032 and accounts receivable financing fees from $2,538 to $21,422 for the nine months ended June30, 2010 and 2011, respectively.

Net Loss

The Company's net loss decreased minimally to $737,624 during the nine months ended June 30, 2011 as compared to a loss of $785,803 for the nine months ended June 30, 2010. Net loss per common share was $0.006 and $0.006 for the nine months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $670,324 for the nine months ended June 30, 2011 compared to $532,678 for the nine months ended June 30, 2010, due  to increases in accounts payable and deferred revenue.

Net cash used in investing activities was $0.00 for the nine months ended June 30, 2011 compared to $5,064 for the nine months ended June 30, 2010.

Net cash provided by financing activities was $692,914 for the nine months ended June 30, 2011 compared to $539,286 for the nine months ended June 30, 2010. The increase was due to increased debt and equity financing activity.

Our obligations are being met on a month-to-month basis as cash becomes available. There can be no assurance that the Company's present flow of cash will be sufficient to meet current and future obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by the registrant's chief executive officer (CEO) and principal financial officer ("PFO") of the effectiveness of the design and operation of the registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2011. Based on that evaluation, the CEO and PFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in the registrant's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2011, we authorized the issuance of 12,252,747 shares of common stock to two consultants for services rendered valued at approximately $61,000. We have issued 8,581,446 of those authorized shares as of the date of this report and expect to issue the remaining 3,671,301 unissued shares within 30 days from the date of this report.

In April 2011, we issued 2,372,409 shares of common stock to preferred shareholders in lieu of $23,724 in cash dividends that had accrued through March 31, 2011.

In May 2011, we issued 174,000 shares of Series A Convertible Preferred Stock to a shareholder in exchange for the shareholder's agreement to cancel 17,400,000 shares of the Company's common stock issued and registered to the shareholder.

The registrant claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each of the purchasers was, at the time of the purchaser's respective purchase, an accredited investor, as that term is defined in Regulation D under the Securities Act of 1933, and had access to sufficient information concerning the registrant and the offering.

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

__________________________________

(1)

Filed as an exhibit to the registrant's registration statement on Form SB-2 and hereby incorporated by reference.

(2)

Filed as an exhibit to Amendment No. 6 to the registrant's registration statement on Form S-1 and hereby incorporated by reference.

(3)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: August 12, 2011	By:	/s/ Dana Waldman
Dana Waldman Chief Executive Officer
	By	/s/ Larry Reid
Larry Reid
Chief Financial Officer