Form 10-K
period 2011-09-30
Cleartronic, Inc.
filed 2011-12-30
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

☐

Smaller reporting company

☒

smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. 344,000 as of March 31, 2011, based upon 132,307,666 shares at $0.0026 per share as reported on the OTC Bulletin Board.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 138,328,378 shares of common stock as of December 29, 2011.

PART I

Item 1.

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

In this Annual Report, “Cleartronic,” “we,” “us,” “our” and “the Company” refer to Cleartronic, Inc., a Florida corporation, and our wholly owned subsidiary, unless the context otherwise requires.

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system. We have considered all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions have required the integration of WAVE software as a core component. We have designed, built and installed eight unified group communication solutions as of the filing date of this Annual Report, all of which utilize WAVE software.

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

In May 2008, we changed our corporate name from GlobalTel IP, Inc. to Cleartronic, Inc. All of our operations are conducted through our wholly owned subsidiary, VoiceInterop, Inc., a Florida corporation.

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

We believe that public safety officials should not depend solely on commercial communication systems that can be overloaded and that may be unreliable during critical incidents when public demand can overwhelm the systems. Public safety officials have unique and demanding communications requirements. Optimal public safety radio communication systems require:

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

Application Service Provider License Agreement

In August 2006, we entered into an application service provider license agreement with Twisted Pair Solutions. Subject to the terms and conditions of the agreement, Twisted Pair Solutions granted to us a nonexclusive and nontransferable right to install, store, operate and use certain WAVE components and market and license access to those components within North America, Central America and South America directly to end users solely as a part of a hosted service operated and maintained by us. The Company ceased to market its hosted service in July 2011 and the application service provider agreement with Twisted Pair Solutions, Inc. expired in August 2011.

Sale of Unified Group Communication Solutions

We offer to design and customize, standards based audio and voice collaboration solutions for prospective customers that will result in a unified group communication system. We intend to consider aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. We anticipate that substantially all of our designs for unified group communication solutions will require the integration of WAVE software as a core component. We have designed, built and installed eight  unified group communication solutions as of the date of this Annual Report, all of which utilize WAVE software.

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

Sales and Marketing

We have marketed our unified group communication solutions and AudioMate 360 IP gateways through  our Director of Sales and Marketing. The majority of our sales leads have come through our strategic partners and our website.

If we are able to continue our business activities, we intend to continue to develop a network of channel partners and VARs. As of September 30, 2011, we had ten channel partners in our network of over 75 VARs. These existing and potential channel partners and VARs range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services.

We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquiries that we receive from our website and if we become adequately funded, we intend to hire additional direct sales people.

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

We have filed a patent application with the United States Patent and Trademark Office in connection with various configurations of our AudioMate 360 Internet Protocol gateway. We may file similar patent applications in additional countries. The claims in the patent application relate to various aspects of the AudioMate 360.  On October 28, 2011, the United States Patent Office notified the Company that thirty four claims of the Company’s patent application for Multi Ad Hoc Interoperable Communicating Networks have been allowed. There can be no assurance that any of the allowed claims are meaningful.  Furthermore, the validity of issued patents is frequently challenged by others. One or more patent applications may have been filed by others previous to our filing, which encompass the same or similar claims.

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

Employees

As of December 29, 2011, we have no employees, and we have five consultants, including our two executive officers.

Item 1A.  Risk Factors.

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

Item 4.  (Removed and Reserved).

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

Common Stock

Quarter Ended	High Bid		Low Bid
September 30, 2011	$	─	$	─
June 30, 2011	$	─	$	─
March 31, 2011		$0.0009		$0.00
December 31, 2010		$0.006		$0.0009

September 30, 2010		$0.006		$0.0009
June 30, 2010		$0.012		$0.002
March 31, 2010		$0.021		$0.002
December 31, 2009		$0.14		$0.01

Holders

As of December 29, 2011, we have approximately 148 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is  entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The Company has accrued dividends payable to preferred shareholders through September 30, 2011. No cash dividends have been paid to date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	7,100,000	(1)	$$0.087	75,000,000	(2)

Equity compensation plans not approved by security holders (3)	27,438,487		$0.070	17,342,602	(4)
Total	34,538,847		$$0.078	92,342,602

(1)	Includes outstanding options granted pursuant to GlobalTel IP 2005 Incentive Equity Plan, which terminated by its terms on October 17, 2010.
(2)	Includes shares available for future issuance under the Cleartronic 2011 Equity Incentive Plan.
(3)	These consist of individual consulting agreements.
(4)	Includes shares remaining available for future issuance under the 2011 Consultant Stock Plan.

Recent Sales of Unregistered Securities

In September 2011, we issued 4,517,778 shares of our common stock and 4,277,778 shares of our common stock for a total of 8,795,556 unregistered shares of common stock to two officers and directors due to their conversion of accrued consulting fees of $26,000 and $24,800, respectively, totaling $50,800.

In December 2010, we issued 750,000 shares of our common stock to two shareholders, as discounts on notes payable in the amount of $15,000.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ending September 30, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

From inception on November 15, 1999 through February 28, 2005, we were a development stage company or inactive, generated no revenue and incurred cumulative net losses of $488,642. In February 2005, we acquired certain VoIP assets from Interactive Media Technologies, Inc. (“IMT”) under an Asset Purchase Agreement. These assets enabled us to begin generating revenue by providing VoIP services to customers. Due to increased competition and additional government regulation and taxation it became increasingly difficult to earn a profit marketing VoIP services and in August and October 2007 we sold certain equipment and software used to operate the VoIP business, the proceeds of which were used to reduce our liabilities. These assets were not then being utilized by us. Following the asset sale we decided to concentrate on marketing unified group communications services to public and private enterprises, market our Audiomate 360 series of IP gateways and to continue to develop an application service provider solution for voice interoperability.

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

We have marketed our products and services primarily through a consultant who serves as Director  of Sales and Marketing. We intend to develop a network of channel partners and distributors which when and if established we believe will increase the revenue we receive from the sale of our products and services.

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

Estimates and Assumptions The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed below under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the consolidated financial statements on a recurring basis and record the effects of any adjustments when necessary.

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification 718-10 “Compensation” (ASC 718-10) using the modified retrospective transition method. ASC718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005, the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

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

Selling expenses.  Selling  expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, advertising, trade shows, professional services fees and facilities expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and the number of our channel partners to enable us to expand our business. In conjunction with channel partner growth, we plan to increase the investment in our training and support of channel partners to enable them to more effectively sell our products. We also plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners. We expect that sales and marketing expenses will increase in absolute dollars and remain one of our largest operating expense categories.

Administrative expenses.  Administrative expenses relate to our executive, finance, human resources, legal and information technology organizations. Our general and administrative expenses have primarily included consultant expenses, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense,  and facilities expenses. In addition, as if we are able to continue and then we expand our business, we expect to increase our  administrative expenses.

Other income (expenses).  Other income (expenses) has primarily consisted of interest and finance charges paid, dividend expense and other miscellaneous income (expenses).

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

Results of Continuing Operations – Comparison of the Fiscal Years Ended September 30, 2011 and September 30, 2010

Revenues

Revenues increased from $296,366 during 2010 to $542,941 during 2011.  This increase was due to increased sales of unified communication projects.

Cost of Revenue and Gross Margin

Cost of revenues increased from $136,489 in 2010 to $274,094 in 2011.Gross margins decreased to approximately 50% or to $268,847 from 54% or $159,877 for the years ended September 30, 2011 and 2010, respectively.  The primary reason for the decrease in gross margin was the increased sales of third party hardware and software as opposed to proprietary hardware and software, which generate higher gross margins.

Operating Expenses

Operating expenses increased approximately 19% in 2011 to $1,358,266 compared to $1,140,619 during 2010. Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation. This increase was primarily due to a 75% increase in selling expenses.

Selling expenses increased from $247,442 in 2010 to $433,437 in 2011 primarily due to the increased use of third party consultants and increased travel expenses.

Administrative expenses increased approximately 4% from $648,364 in 2010 to $674,747 in 2011 primarily due to increased management and financial consulting expenses partially offset by lower rent expense.

Research and development expenses increased to $237,013 in 2011 from $219,384 in 2010 due  to increased development expense related to the  expansion the AM-360 family of IP gateway devices and to expenses related to developing a demand response energy solution for the consumer market.

Depreciation expenses decreased approximately 48% primarily due to certain non-core assets reaching the end of their depreciation period.

Interest and Other Expense

Interest and other expense was $114,617 and $64,801 for 2011 and 2010, respectively.  The increase was primarily due to accrual of cumulative dividends  of approximately $66,000 on outstanding Series A Preferred stock issued during the year. Interest expense declined to $23,779 for 2011 from $58,207 in 2010 due to a decline in the amortization of notes payable discount to $937 in 2011 from $37,513 in 2010. In addition, finance charges increased to $24,865 during the year ended September 30, 2011from $6,594  in the prior year due to increased use of a factoring company.

Loss from Disposition of Assets

In 2010, we realized a loss on impairment of certain equipment of approximately $39,863 and a loss of $1,610 from the sale of non-core assets. In 2011, there were no such losses.

Net Loss

Net losses were $1,204,036 and $1,087,016 for 2011 and 2010, respectively.

Trends and Uncertainties

We have chosen to concentrate on developing the business of providing unified group communication solutions to public and private enterprises and marketing our AudioMate 360 series of Internet Protocol gateways. Our ability to grow our unified communications business and market our AudioMate 360 gateways are critical to our future financial position and operations.

Liquidity and Capital Resources

Cash and cash equivalents increased  by $16,840 during the fiscal year ended September 30, 2011 to $39,188. Net cash used in operating activities for the fiscal year ended September 30, 2011 was $770,479 as compared to $777,305 for the prior fiscal year due primarily to a decrease in depreciation expense. We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $790,000.

At September 30, 2011, our total liabilities were approximately $804,364, which included $41,656 in deferred revenue and $283,499 in notes payable from stockholders.

Based on our initial unified communication installations and the development of our AudioMate 360 series of IP gateways, we have developed a business plan. The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers. In addition, we intend to market our AudioMate 360 series of IP gateways both directly to clients and through strategic partners and VARs. Our strategic partners and VARs have introduced us to customers in the past, and we will continue to rely on them to introduce us to additional customers. We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquires that we receive from our website, and if we have sufficient available funds, we intend to hire direct sales people. Our business plan further calls for us to seek additional strategic partners such as consulting firms, equipment manufacturers and communications companies.

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

On September 30, 2011, we had current assets of $93,842 and current liabilities of $670,494. Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. There can be no assurance that any funds will be available to us, or if available, that they will be sufficient to fund our capital expenditures, working capital and other cash requirements. Furthermore, there can be no assurance that any such additional funding that may be available can be obtained on terms not unfavorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

Recent Developments

In November 2011, the Company entered into a Securities Purchase Agreement with a private investor in connection with the issuance of a 8% convertible note in the amount of $60,000. The note matures August 17, 2012 and is convertible into shares of the Company’s common stock at a variable conversion price (58% multiplied by the market price).

In December 2011, the Company issued a promissory note to a stockholder for $45,000. The note bears interest at 10%, which is payable quarterly and matures on December 31, 2012.

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

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our principal executive officer (CEO) and principal financial officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2011.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Our internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

As of September 30, 2011, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

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

(2)     Inadequate staffing and supervision within our bookkeeping operations. We have only a single consultant  involved in bookkeeping functions. This prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the consolidated financial statements and related disclosures as filed with the Securities and Exchange Commission.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Between June and August 2011, the Company borrowed $90,000 from a shareholder and issued a promissory note for $90,000. The note bears interest at 10% per annum and matures on December 31, 2012.

On September 30, 2011, the Company issued a promissory note to a shareholder for $50,000 and received $50,000 in cash. The note bears interest at 15% per annum and matures on December 31, 2011.

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

NAME	AGE	POSITIONS
Dana Waldman	47	Chief Executive Officer and a director
Larry M. Reid	67	Chief Financial Officer and a director
Michael J. Gutowski	53	Vice President of Sales and Marketing and a director

Dana Waldman, was appointed Chief Executive Officer and a member of Board of Directors in July 2011. From January 2010 to July 2011 Mr. Waldman served as a  management consultant to the company. Mr. Waldman has served as the owner and principal of Waldman and Associates, a Management Consulting firm since 2003 where he has consulted to numerous start-up companies. He also served as CEO and Director of Voyant International Corp. from January 2007 to September 2009.

Larry M. Reid has been a member of our Board of Directors since 1999 and our Chief Financial Officer since March 2005. He served as President from September 2006 to July 2011. He was also our President from 1999 to March, 2005 at which time he became our Executive Vice President and Chief Financial Officer. From December 2001 until September 2005, Mr. Reid was the Chief Financial Officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes. In April 2003, Connectivity Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Reid became the Executive Vice President and a director of that company.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: (a) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the fiscal year ended September 30, 2011, regardless of compensation level; (b) all individuals serving as our principal financial officer (PFO) or acting in a similar capacity during the fiscal year ended September 30, 2011, regardless of compensation level; (c) our two most highly compensated executive officers other than the PEO who were serving as executive officers at September 30, 2011 and whose total compensation was in excess of $100,000; and (d) up to two additional individuals for whom disclosure would have been provided pursuant to (c) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2011 and whose total compensation was in excess of $100,000 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Compensa- tion ($)		Non- qualified Deferred Compensa- tion Earnings ($)		All Other Compen- sation ($)(1)		Total ($)

Dana Waldman	2011	(2)		$116,000	$	---	$	---	$	---	$	---	$	---		$56,000		$172,000
Chief Executive Officer	2010	(2)	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

Larry M. Reid	2011			$101,000		$--		$--	$	---	$	---	$	---		$26,000		127,000
Chief Financial Officer	2010			$104,000	$	―	$	―	$	―	$	―	$	―	$	―		$104,000

Michael J. Gutowski	2011			$102,200	$	---	$	---	$	---	$	---	$	---		$24,800		$127,000
Vice President of Sales and Marketing,	2010			$104,000	$	―	$	―	$	―	$	―	$	―	$	―		$104,000

_____________

(1)

10,290,370 warrants to purchase the Company’s common stock were issued in lieu of cash compensation of  $56,000 in accrued consulting fees due to Mr. Waldman.  4,517,778 shares of the Company’s common stock were issued in lieu of cash compensation of $26,000 in accrued consulting fees due to Mr. Reid. 4,277,778 shares of the Company’s common stock were issued in lieu of cash compensation of $24,800 in accrued consulting fees due to Mr. Gutowski. Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance ASC 718-10.

(2)

Mr. Waldman became our Chief Executive Officer on July 7, 2011.

Employment Agreements

There are no employment agreements in place with executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards at September 30, 2011 for each of the Named Executive Officers:

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

We did not grant any options during our fiscal year ended September 30, 2011.

Compensation of Directors

During our fiscal year ended September 30, 2011, we did not compensate our directors for acting in that capacity. We have no arrangements pursuant to which any of our directors were or are to be compensated or are expected to be compensated in the future for any service provided as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Securities Authorized for Issuance With Respect to Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 29, 2011 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class

Officers and directors:
Dana Waldman 8000 N Federal Highway Boca Raton, FL 33487	11,169,490(5)	7.7%(5)
Larry M. Reid 8000 North Federal Highway Boca Raton, FL 33487	11,752,674(3)	8.6%(3)
Michael J. Gutowski 8000 North Federal Highway Boca Raton, FL 33487	9,792,483(4)	7.1%(4)

Officers and directors as a group (3 persons):	32,714,647	21.9%

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 29, 2011 upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 29, 2011 have been exercised.

(3)

Includes 1,750,000 shares that can be acquired by Mr. Reid upon exercise of options.

(4)

Includes 2,250,000 shares that can be acquired by Mr. Gutowski upon exercise of options and 500,000 shares owned by Mr. Gutowski's spouse.

(5)

Includes 10,290,370 shares that can be acquired upon exercise of warrants.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In September 2011, the Company issued 10,290,370 warrants to purchase the Company’s common stock to an officer and director of the Company for services valued at $56,000.

In September 2011, the Company issued 8,795,556 shares of the Company’s common stock to two officers and directors for services valued at $50,800.

Director Independence

We currently have no members of our Board who qualify as “independent” as the term is used in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Securities Exchange Act of 1934, as amended, and the listing standards of the Nasdaq Capital Market

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2011 and September 30, 2010 for professional services rendered by the principal accountants for the audit of our annual consolidated financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $19,000 and $19,000, respectively. We do not have an audit committee.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended September 30, 2011 and September 30, 2010 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under the caption “Audit Fees” above were $12,000 and $12,000, respectively.

Tax Fees

The aggregate fees billed for our fiscal years ended September 30, 2011 and September 30, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for our fiscal years ended September 30, 2011 and September 30, 2010 for products and services provided by the principal accountants, other than the services reported above in this Item 14, were $0 and $0, respectively.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our consolidated financial statements for the fiscal year ended September 30, 2011, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following consolidated financial statements have been filed as part of this Annual Report:

Report of Independent Accountants

Statement of Operations For the Years Ended September 30, 2011 and 2010

Balance Sheets For the Years Ended September 30, 2011 and 2010

Statements of Cash Flows Ended September 30, 2011 and 2010

Statements of Changes in Stockholders Equity (Deficit) For the Years Ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements September 30, 2011 and 2010

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

Amended and Restated Bylaws. (8)

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

Form of Warrant. (7)

4.8

Form of Secured Promissory Note. (7)

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

10.4

Lease Agreement of December 1, 2010 between BGNP Associates, LLC and the Registrant.*

10.5

Consultant Services Agreement of July 25, 2007 between John Boteler and the registrant. (4)

10.6

Amendment to Consultant Services Agreement of October 1, 2008 between Michael J. Gutowski and the registrant. *

10.7

Amendment to Consultant Services Agreement of October 1, 2008 between Larry Reid and the registrant. *

10.8

Form of Security Agreement. (7)

10.9

Amendment to Waldman and Associates Contract of January 22, 2010 and the registrant. (*)

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

(7)

Filed on January 28, 2010 as an exhibit to the registrant’s Current Report on Form 8-K and hereby incorporated by reference.

(8)

Filed on July 26, 2010 as an exhibit to the registrant’s Current Report on Form 8-K and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2011	Cleartronic, Inc. By: /s/ Dana Waldman Dana Waldman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Larry Reid Larry Reid	Principal Financial Officer, Principal Accounting Officer and Director	December 30, 2011
/s/ Dana Waldman Dana Waldman	Chief Executive Officer and Chairman of the Board	December 30, 2011

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

CONTENTS

PAGE

FINANCIAL STATEMENTS

Notes to the Financial Statements ………….......... ...........................................................    F-7-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cleartronic, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiary as of September 30, 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Cleartronic, Inc. and Subsidiaries as of September 30, 2010 were audited by other auditors, whose report dated December 31, 2010, expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiary as of September 30, 2011 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $1,204,036 for the year ended September 30, 2011. The Company also had a working capital deficit of $576,652 and a stockholders’ deficit of $698,321 at September 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

December 30, 2011

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kramer Weisman and Associates, LLP

Davie, Florida

December 31, 2010

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

ASSETS

	2011	2010
Current assets:
Cash	$ 39,188	$ 22,348
Accounts receivable, net	-	5,019
Inventory	45,998	51,076
Prepaid expenses and other current assets	8,656	32,407

Total current assets	93,842	110,850

Property and equipment, net	12,201	25,270

Total assets	$ 106,043	$ 136,120

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 333,735	$ 243,887
Accrued expenses	145,474	79,950
Deferred revenue, current portion	22,786	8,503
Notes payable - Stockholders	168,499	121,180

Total current liabilities	670,494	453,520

Long Term Liabilities
Notes Payable - Stockholders	115,000	25,000
Deferred revenue, net of current portion	18,870	1,063

Total long term liabilities	133,870	26,063

Total liabilities	804,364	479,583

Stockholders' deficit:
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
1,074,000 and 250,000 shares issued and outstanding, respectively	1,074	250
Common stock - $.001 par value; 1,250,000,000 shares authorized,
134,657,169 and 132,307,758 shares issued and outstanding, respectively	134,657	132,308
Additional paid-in capital	6,853,558	6,007,553
Accumulated Deficit	(7,687,610)	(6,483,574)

Total stockholders' deficit	(698,321)	(343,463)

Total liabilities and stockholders' deficit	$ 106,043	$ 136,120

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Revenue	$ 542,941	$ 296,366

Cost of revenue	274,094	136,489

Gross profit	268,847	159,877

Operating expenses:
Selling expenses	433,437	247,442
Administrative expenses	674,747	648,364
Research and development	237,013	219,384
Depreciation	13,069	25,429

Total operating expenses	1,358,266	1,140,619

Other income (expenses)
Interest and other (expense)	(114,617)	(64,801)
(Loss) on impairment of equipment	-	(39,863)
(Loss) on disposal of equipment	-	(1,610)
Total other expenses	(114,617)	(106,274)

(Loss) from operations	(1,204,036)	(1,087,016)

Net (loss)	$ (1,204,036)	$ (1,087,016)

Net (loss) per common share - basic and diluted	$ (0.009)	$ (0.010)

Weighted average number of shares outstanding
- basic and diluted	129,879,740	107,721,047

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Net (Loss)	$ (1,204,036)	$ (1,087,016)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	13,069	25,429
Loss on disposal of equipment	-	1,610
Loss on impairment of equipment	-	39,863
Common stock issued for services	53,657	182,252
Warrants issued for services	71,000	-
Amortization of notes payable discount	937	37,513
(Increase) decrease in assets:
Accounts receivable	5,019	(3,879)
Inventory	5,078	(15,256)
Prepaid expenses and other current assets	23,751	(29,689)
Increase (decrease) in liabilities:
Accounts payable	89,809	18,065
Accrued expenses	139,147	73,054
Deferred revenue	32,090	(19,251)
Net cash (used in) operating activities	(770,479)	(777,305)

Cash Flows From Investing Activities:
Purchases of equipment	-	(4,004)
Disposal of equipment in connection with settlement	-	6,663
Net cash provided by investing activities:	-	2,659

Cash Flows From Financing Activities
Principal payments on notes payable	(2,681)	(1,279)
Proceeds from notes payable	140,000	40,000
Proceeds from issuance of common stock	-	500,000
Proceeds from issuance of preferred stock	650,000	250,000
Net cash provided by financing activities	787,319	788,721

Net increase in cash	16,840	14,075

Cash - Beginning of year	22,348	8,273

Cash - End of year	$ 39,188	$ 22,348

Supplemental cash flow information:
Cash paid for interest	$ 17,170	$ 15,079

Non-cash financing transactions:
During the year ended September 30, 2011, the Company issued 8,581,446 common shares to non-employees for services rendered for $53,654.
During the year ended September 30, 2011, the Company issued 2,372,409 common shares in lieu of cash dividends for $23,724.
During the year ended September 30, 2011, the Company cancelled 17,400,000 common shares in exchange for 174,000 shares of Series A Preferred stock.
During the year ended September 30, 2011, the Company issued 8,795,556 common shares to company directors for services rendered for $50,800.
During the year ended September 30, 2011, the Company issued 12,202,222 warrants to purchase common shares to consultants for services rendered for $71,000.
During the year ended September 30, 2010, the Company issued 15,356,263 common shares to non-employees for services rendered amounted $181,000.
During the year ended September 30, 2010, the Company issued 15,192,679 common shares for conversion of accrued expenses and accounts payable for $267,392.
During the year ended September 30, 2010, the Company issued 1,818,832 common shares for conversion of notes payable and accrued interest payable for $33,104.

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

					Additional
	Series A Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2009	-	$ -	71,717,454	$ 71,717	$ 4,830,648	$ (5,396,558)	$ (494,193)

Common Shares issued for cash			27,472,530	27,473	472,527		500,000
Preferred Shares issued for cash	250,000	250		-	249,750		250,000
Shares issued for non-employee services			15,356,263	15,356	165,644		181,000
Shares issued for note conversion			1,818,832	1,819	31,285		33,104
Shares issued in connection with debt issuance			750,000	750	5,500		6,250
Shares issued for conversion of accrued expenses			15,192,679	15,193	252,199		267,392
Net (loss) for the year ended September 30, 2010						(1,087,016)	(1,087,016)

BALANCE AT SEPTEMBER 30, 2010	250,000	$ 250	132,307,758	$ 132,308	$ 6,007,553	$ (6,483,574)	$ (343,463)

Preferred Shares issued for cash	650,000	650	-	-	649,350		650,000
Shares issued for non-employee services	-	-	8,581,446	8,581	45,073		53,654
Shares issued in lieu of cash dividends	-	-	2,372,409	2,372	21,352		23,724
Shares cancelled in exchange for Preferred Shares	174,000	174	(17,400,000)	(17,400)	17,226		-
Shares issued for conversion of accrued expenses			8,795,556	8,796	42,004		50,800
Warrants issued in exchange for services					71,000		71,000
Net (loss) for the year ended September 30, 2011						(1,204,036)	(1,204,036)

BALANCE AT SEPTEMBER 30, 2011	1,074,000	$ 1,074	134,657,169	$ 134,657	$ 6,853,558	$ (7,687,610)	$ (698,321)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE 1 -

ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999 originally formed as a website developer under the name Menu Sites, Inc., which operations ceased in 2002.

In 2005, the Company became a provider of Voice Over Internet Protocol (VoIP) services and re-seller of international pre-paid telecommunication services and was renamed GlobalTel IP, Inc.

In November 2007, the Company formed, as Florida corporations, two wholly owned subsidiaries: Gulf Telco, Inc. and VoiceInterop, Inc.

In May 2008, the Company changed its name to Cleartronic, Inc.

In August 2008, the Company ceased re-selling international pre-paid telecommunication services, sold certain of its VoIP assets and discontinued all business in its subsidiary Gulf Telco. The Company began to transition its remaining VoIP business into managed unified group communication operations and the development of VoIP related products in its subsidiary VoiceInterop, Inc.

The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. VoiceInterop is the Company's operating subsidiary. The Company is currently developing a demand response energy management solution targeting the consumer market.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements and accompany notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cleartronic, Inc. and its subsidiary, VoiceInterop, Inc. All intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2011 and 2010.

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

The Company provided no allowance for doubtful accounts for the year ended September 30, 2011 and $1,000 for the year ended September 30, 2010.

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-lived assets. If and when such factors, events or circumstances indicate possible impairment to long lived-assets the Company makes an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. There was no impairment of assets for the year ended September 30, 2011. For the year ended September 30, 2010, the Company wrote off $39,863 in impairment of equipment.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one banking institution. Beginning December 31, 2010 through December 31, 2012, deposits held in noninterest-bearing transaction accounts are fully insured, regardless of the amount in the account, at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2011 and 2010, the Company had $237,013 and $219,384, respectively, in research and development costs.

COMPREHENSIVE INCOME

The Company had no comprehensive income during the years ended September 30, 2011 and 2010.

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

The Company also provides support to customers under separate contracts varying from one to five years. The Company’s obligations under its service contracts vary by the length of the contract. In all cases the Company is the primary obligor to provide first level support to the client. If the contract has less than one year of service and support remaining on the contract, it is classified as a current liability; if longer, it is classified as a non-current liability.

Installation and integration services are recognized upon completion.

EARNINGS PER SHARE

In accordance with accounting guidance now codified as FASB ASC 260 “Earning per Share”, basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of September 30, 2011 and 2010 for 34,538,487 and 22,471,265 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred revenue. The carrying amounts of such financial instruments in the accompanying consolidated balance sheet approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of September 30, 2011 and 2010.

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

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $4,144 during the year ended September 30, 2011 and $3,649 during the year ended September 30, 2010.

NOTE 2 -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for annual periods beginning after December 15, 2011. Early application is permitted. The Company is expecting to adopt this guidance in the fiscal year 2012. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report Other Comprehensive Income ("OCI") and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The FASB has issued a proposal that would defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The proposed deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the fiscal year 2012. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. Entities may resume performing the qualitative assessment in any subsequent period. In the qualitative assessment, entities would determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. However, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

NOTE 3 -

GOING CONCERN

During the years ended September 30, 2011 and 2010, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $1,204,000 for the year ended September 30, 2011 and had working capital deficit of approximately $577,000 for the year ended September 30, 2010. The Company also had an accumulated deficit of $7,687,610 and a stockholders’ deficit of $698,321 at September 30, 2011.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In fiscal year 2007, the Company began its transition from the business of providing VoIP services directly to agents and resellers to the management of VoIP communication services and to design and install unified group communication solutions for public and private enterprises. In fiscal year 2008, the Company completed initial design for an IP gateway device (AM360) and began manufacturing and assembly and marketing. The Company has marketed and sold these devices for the past three years and intends to expand the capabilities of the devices to allow them to be sold into a larger market sectors. The Company has completed development of an Application Service Provider or “Hosted” solution for voice interoperability that is available to customers as a subscription service. The Company discontinued two pilot programs for this service and has discontinued efforts to market this subscription service. The Company is currently developing a demand response energy management solution targeting the consumer market. The development of this solution will require substantial increases in research and development expenses and will require the Company to rely on equity and debt financing to supplement cash flow from operations. Management believes its new business strategy and anticipated increases in revenue and gross margins will enable it to alleviate some its liquidity and profitability issues. However, as part of its revised business strategy, and in recognition of current economic conditions, the Company plans to raise additional debt or equity capital and is discussing debt and equity finance options with private individuals and allied groups.

The Company anticipates that it will have to continue to rely on periodic infusions of equity capital and/or substantial credit facilities to meet its financial obligations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4 -

PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2011 and 2010 consisted of the following:

			ESTIMATED
			USEFUL LIFE
	2011	2010	(IN YEARS)
Software	$ 47,823	$ 47,823	4
Network equipment	32,653	32,653	4
RoIP equipment and software	3,873	3,873	5
Office equipment and furniture	30,226	30,226	5
Testing and R & D equipment	21,550	21,550	5
	136,125	136,125

Less accumulated depreciation	(123,294)	(110,855)

Net property and equipment	$ 12,201	$ 25,270

During the year ended September 30, 2010, management determined that certain equipment held for use in research and development would not be used and were therefore impaired. The Company recognized a loss on impairment of approximately $39,000.

Depreciation expense totaled $13,069 and $25,429 for the years ended September 30, 2011 and 2010, respectively.

NOTE 5 -

DEFERRED TAX ASSETS

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2011 and 2010 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets (liabilities) are:

	2011	2010

Consolidated NOL carryover	$7,207,000	$6,002,000
Deferred tax asset from NOL carryover arising from current net effective tax rate	$2,810,000	$2,340,000
Net deferred income tax asset	2,810,000	2,340,000
Less: valuation allowance	(2,810,000)	(2,340,000)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2011	2010

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0	5.0%
Effective rate for deferred tax asset	39.0%	39.0%
Less: Valuation allowance	(39.0%)	(39.0%)
Effective income tax rate	0.0%	0.0%

A valuation allowance is required if it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. For income tax purposes, the Company has approximately $7,207,000 in consolidated net operating loss carry forwards, subject to limitations, that expire in the years 2014 through 2030. The valuation allowance increased $470,000 in 2011 due to an increase in the consolidated NOL carryover of $1.2 million.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). Now codified FASB ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

NOTE 6 -

NOTES PAYABLE - STOCKHOLDERS

In the year ended September 30, 2011, the Company issued two promissory notes totaling $140,000 to two individual stockholders of the Company. The first note in the amount of $50,000 bears interest at 15%, is payable quarterly, and matures on December 31, 2011.  The second note in the amount of $90,000 bears interest at 10%, is payable quarterly, and matures on December 31, 2012.

In the year ended September 30, 2010, the Company issued three promissory notes totaling $40,000 to three individual stockholders of the Company. Two of the notes, which total $15,000, bear interest at 15% which is payable quarterly, and was to mature in December 2010. The maturity was extended to December 2011. One of the notes, in the amount of $25,000, bears interest at 10%, is payable quarterly, and matures on December 31, 2012. In January 2010, one shareholder converted a promissory note in the amount of $32,063 plus accrued interest in the amount of $1,037 into 1,818,832 shares of the Company's restricted common stock.

In connection with two of the notes payable to stockholders, the Company issued 750,000 restricted shares of common stock. The common stock was valued at $3,750 based on the fair value of the stock at the time of issuance. The discount is being recognized over the life of the notes payable, which matured in December 2010. The Company recognized $937 and $2,813 of the discount as interest expense for the years ended September 30, 2011 and 2010, respectively.

In the year ended September 30, 2009, the Company issued four promissory notes totaling $112,459 to four individual stockholders of the Company. Three of the notes, which total $86,959, bear interest at 15% and are payable quarterly. These notes were to mature in August 2010. The fourth note for $25,500 bears interest of 14% payable monthly and was to matures in December 2009. The maturity of all of these notes was extended to December 31, 2011.

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

In connection with the one of the notes payable for $25,500 the Company made principal payments of $2,681 and $1,279 for the year ended September 30, 2011 and 2010, respectively. The Company issued a new note in 2011 in the principal amount of $21,540 bearing interest at 14% and maturing on December 31, 2011.

Interest expense on notes payable – stockholders was $22,752 in 2011 and $58,207 in 2010.

NOTE 7 -

EQUITY TRANSACTIONS

Preferred Stock

In June 2010, the Board of Directors voted to amend the Company’s Articles of Incorporation in order to and authorize the issuance of 200 million shares of Preferred Stock with a par value of $0.001 per share. Concurrently, the Board designated the preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred stock is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series A Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis.

In May 2011, the Company issued 174,000 shares of Series A Convertible Preferred Stock to one shareholder in exchange for the shareholder's agreement to cancel 17,400,000 shares of the Company's common stock issued and registered to the shareholder.

In November 2010, the Company issued 250,000 shares of Series A Convertible Preferred Stock to one shareholder for $250,000 and in March 2011, the Company issued an additional 400,000 shares of Series A Convertible Preferred Stock to the same shareholder for $400,000.

In June 2010, the Company issued 250,000 shares of Series A Convertible Preferred Stock to one shareholder for $250,000.

Dividends payable on Series A Convertible Preferred Stock of approximately $66,000 are included in Accrued Expenses at September 30, 2011.

Common Stock

On April 21, 2011, the Board of Directors voted to increase the Company’s  authorized shares of common stock to 1,250,000,000 shares.

Common Stock issued for cash

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

Common Stock issued for services

In April 2011, the Company issued 8,581,446 shares of the Company's common stock to two consultants in exchange for services valued at approximately $54,000.

In September 2011, two officers and directors of the Company converted accrued consulting fees of $50,800 into 8,795,556 shares of common stock. The Company accounted for these transactions pursuant to ASC 718-10 (formerly FASB 123(R)) and Staff Accounting Bulletin No. 107 under which costs or values are measured at the estimated fair market value of the consideration received or equities issued whichever is more readily determinable.

During the year ended September 30, 2010 the Company also issued 15,356,263 shares to consultants, officers and directors for services rendered during the year of approximately $182,000. Between December 2009 to February 2010, four individuals and two officers and directors of the Company converted accrued consulting fees of approximately $216,000 into 12,264,828 shares of common stock and the Company converted accounts payable of approximately $51,000 into 2,927,851 shares of common stock. The Company accounted for these transactions pursuant to ASC 718-10 (formerly FASB 123(R)) and Staff Accounting Bulletin No. 107 under which costs or values are measured at the estimated fair market value of the consideration received or equities issued whichever is more readily determinable.

Common Stock issued in lieu of cash dividends

In April 2011, the Company issued 2,372,409 shares of the Company's common stock to preferred shareholders in lieu of a cash dividend of $23,724.

Common Stock issued for conversion of notes and in connection with debt issuance

In January 2010, a shareholder converted a note payable and accrued interest of approximately $33,000 into 1,818,832 shares of common stock.

In December 2010, the Company issued 750,000 shares of common stock to two shareholders as discounts on notes payable in the amount of $15,000. The discounts are amortized to interest over the life of the respective notes.

Consultant Stock Plans

During the year ended September 30, 2011 the Company adopted the Cleartronic, Inc. 2011 Consultant Stock Plan to assist the Company in obtaining and retaining the services of persons providing consulting services to the Company. In April 2011, the Company filed a registration statement with the Securities and Exchange Commission registering 20,000,000 shares of the Company's common stock for issuance under the plan.

During the year ended September 30, 2005 the Company adopted the GlobalTel IP, Inc. 2005 Incentive Equity Plan (the “Plan”) allocating up to five million shares of the Company’s common stock to offer incentives to key employees, contractors, directors and officers. On July 18, 2007, the Board of Directors, pursuant to the Plan, granted 3,050,000 options to 4 employees (including 2 officers and directors), and 2 consultants at an exercise price of $0.275. The 2,000,000 options issued to the 2 officers and directors vested upon issuance and expire on July 31, 2012. In May 2008, the Board authorized an expansion of the number of shares allocated to the Plan to a total of 15,000,000 shares (10,000,000 additional shares of common stock). Pursuant to the Plan, in September 2008 the Board authorized a grant of 2,300,000 options to six employees (including 2 officers and directors) at an exercise price of $0.12 and expiring December 31, 2013. In September 2009, pursuant to the Plan, the Board authorized a grant of 4,000,000 options to six consultants (including 2 officers and directors) at an exercise price of $0.03 per share that expire December 31, 2014. In September 2009, two officers and directors cancelled 1,250,000 options each. Each of the option cancellations were for 250,000 shares at an exercise price of $0.20 expiring March 1, 2010 and 1,000,000 shares at an exercise price of $0.275 per share expiring on July 31, 2012.

The following table summarizes information about stock options outstanding at September 30, 2011:

	Stock Options
	Shares	Wtd. Avg. Exercise Price
Outstanding at September 30, 2009	8,450,000	$0.105
Granted/Issued	--	--
Exercised	--	--
Expired/Canceled	1,350,000	$0.200
Outstanding at September 30, 2010 Granted/Issued Exercised Expired/Canceled	7,100,000 -- -- --	$0.087 -- -- --
Outstanding at September 30, 2011	7,100,000	$0.087

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.00 to $0.030	4,000,000	4.25 yrs	$0.030	4,000,000	$0.030
$0.04 to $0.120 $0.20 to $0.275	2,300,000 800,000 7,100,000	2.25 yrs 0.84 yrs 2.45 yrs	$0.120 $0.275 $0.105	2,300,000 800,000 7,100,000	$0.120 $0.275 $0.087

In October 2010 the 2005 Incentive Equity Plan expired. During the year ended September 30, 2011, the Company granted no options and no options expired or were cancelled.

Outstanding options held by related parties as of September 30, 2011 and 2010 amounted to 4,600,000.

Warrants

During the year ended September 30, 2011, 12,202,222 warrants were issued to three consultants for services rendered (including one officer and director). The Company recorded an expense of $71,000 as a result of the issuance.

The Company applied fair value accounting for all share based payment awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

Exercise price	$0.01 - $0.001
Expected dividends	0%
Expected volatility	199%
Risk free interest rate	0.96%
Expected life of warrant	5 years
Expected forfeitures	0%

During the year ended September 30, 2010, 13,736,625 warrants were issued to one shareholder as part of 5 unit purchase agreements, no warrants expired and no warrants were cancelled.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price
Outstanding at September 30, 2009	1,635,000	$ 0.275
Granted	13,736,265	$ 0.100
Exercised	-	$ -
Outstanding at September 30, 2010	15,371,265
Granted	12,202,222	$ 0.001
Exercised	-
Forfeited/Cancelled	(135,000)	$ 0.200
Outstanding at September 30, 2011	27,438,487	$ 0.070

Warrants exercisable at September 30, 2011	27,438,487	$ 0.070
Warrants outstanding at September 30, 2011	27,438,487	$ 0.070

The following table summarizes the number of outstanding warrants with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested warrants with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Warrants	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Warrants	WA Vested Exercise Price
$0.001 to $0.275	27,438,487	1.92 yrs	$ 0.07	27,438,487	$ 0.07

NOTE 8 -

RELATED PARTY TRANSACTIONS

Included in Accounts Payable is approximately $9,400 and $19,000 at September 30, 2011 and September 30, 2010, respectively, due to an officer of the Company.

During the year ended September 30, 2011, the Company issued 10,290,370 warrants to an officer and director of the Company for services valued at $56,000.

During the year ended September 30, 2011, the Company issued 8,796,000 shares to two officers and directors of the Company for services valued at $50,800.

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

NOTE 9 -

COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 3,400 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $6,500. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2014.

Future lease commitments are as follows for the years ended September 30:

2012

                   76,831

2013

                   79,904

2014         83,100

            $ 239,835

Rental expense incurred during the years ended September 30, 2011 and 2010 was $82,578 and $104,063, respectively.

MAJOR CUSTOMER

Approximately 55% of the Company’s revenues for the year ended September 30, 2011 was derived from five customers.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2011 and 2010, the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the years ended September 30, 2011 and 2010, this vendor represented approximately 67% and 26%, respectively, of the total cost of revenue. The Company has contracted with a single local manufacturing facility to maintain its component parts inventory and to assemble its developed line of IP gateway devices. Interruption to either its software vendor or manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source

NOTE 10 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 30, 2011, which is the date the consolidated financial statements were issued.

In November 2011, the Company entered into a Securities Purchase Agreement with a private investor in connection with the issuance of a 8% convertible note in the amount of $60,000. The note matures on August 17, 2012 and is convertible into shares of the Company’s common stock at a variable conversion price (58% multiplied by the market price).

In December 2011, the Company issued a promissory note to a stockholder for $45,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2012.