Form 10-Q
period 2012-02-14
Cleartronic, Inc.
filed 2012-02-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    X _     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____

Accelerated filer ____

Non-accelerated filer ____

 Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No _X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 147,078,470 shares as of February 14, 2012

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	December 31,	September 30,
	2011	2011
	(unaudited)
Current assets:
Cash	$ 34,466	$ 39,188
Inventory	43,164	45,998
Prepaid expenses and other current assets	41,656	8,656

Total current assets	119,286	93,842

Property and equipment, net	9,713	12,201

Total assets	$ 128,999	$ 106,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 421,842	$ 333,735
Accrued expenses	235,652	145,474
Deferred revenue, current portion	33,869	22,786
Convertible note payable, net of discount of $56,403 and $0	3,597	-
Derivative liability	56,785	-
Notes payable - stockholders	167,952	168,499

Total current liabilities	919,697	670,494

Long Term Liabilities
Notes Payable - Stockholders	160,000	115,000
Deferred revenue, net of current portion	50,003	18,870

Total long term liabilities	210,003	133,870

Total liabilities	1,129,700	804,364

Stockholders' equity (deficit):
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
1,074,000 shares issued and outstanding	1,074	1,074
Common stock - $.001 par value; 1,250,000,000 shares authorized,
138,328,470 and 134,657,169 shares issued and outstanding, respectively	138,330	134,657
Additional paid-in capital	6,857,231	6,853,558
Accumulated Deficit	(7,997,336)	(7,687,610)

Total stockholders' equity (deficit)	(1,000,701)	(698,321)

Total liabilities and stockholders' equity (deficit)	$ 128,999	$ 106,043

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2011	2010

Revenue	$ 99,129	$ 180,442

Cost of Revenue	64,099	86,095

Gross Profit	35,030	94,347

Operating Expenses:
Selling expenses	35,920	34,477
Administrative expenses	217,326	208,513
Research and development	56,976	26,398
Depreciation	2,488	3,971

Total Operating Expenses	312,710	273,359

(Loss) from operations	(277,680)	(179,012)

Gain on derivative financial instrument	6,532	-
Interest and other expenses	(38,615)	(16,087)

Net (loss)	$ (309,763)	$ (195,099)

(Loss) per share - basic and diluted	$ (0.0023)	$ (0.0015)

Weighted average of shares outstanding:
Basic and diluted	135,814,427	132,307,758

See the accompanying notes to these condensed consolidated financial statements

>

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2011	2010

Net (Loss)	$ (309,763)	$ (195,099)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation	2,488	3,971
Change in fair value of derivative liability	(3,215)	-
Amortization of notes payable discount	3,597	937
(Increase) decrease in assets:
Accounts receivable	-	(58,768)
Inventory	2,834	(18,335)
Prepaid expenses and other current assets	(33,000)	7,778
Increase (decrease) in liabilities:
Accounts payable	88,146	(2,181)
Accrued expenses	97,522	32,890
Customer deposits	-	783
Deferred revenue	42,216	29,840

Net Cash Used in Operating Activities	(109,175)	(198,184)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-

Net Cash (Used In) Investing Activities	-	-

Cash Flows From Financing Activities:
Principal payments on notes payable	(547)	(686)
Proceeds from issuance of preferred stock	-	250,000
Proceeds from notes payable	60,000
Proceeds from notes payable - stockholders	45,000	-

Net Cash Provided by Financing Activities	104,453	249,314

Net Decrease in Cash	(4,722)	51,130

Cash - Beginning of Period	39,188	22,348

Cash - End of Period	$ 34,466	$ 73,478

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 3,666	$ 5,149

NONCASH FINANCING ACTIVITY
During the 3 months ended December 31, 2011, the Company issued
3,671,301 shares of common stock for conversion of accrued expenses of $7,342

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2011

NOTE 1   -

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999 originally formed as a website developer under the name Menu Sites, Inc., which  operations in 2002.

In 2005, the Company became a provider of Voice Over Internet Protocol (VOIP) services and re-seller of international pre-paid telecommunication services, and was renamed GlobalTel IP, Inc.

In November 2007, the Company formed, as Florida corporations, two wholly-owned subsidiaries: Gulf Telco, Inc. and VoiceInterop, Inc.

In May 2008, the Company changed its name to Cleartronic, Inc.

In August 2008, the Company ceased re-selling international pre-paid telecommunication services, sold certain of its VoIP assets, and discontinued all business in its subsidiary Gulf Telco. The Company began to transition its remaining VoIP business into managed unified group communication operations and the development of VoIP related products in its subsidiary, VoiceInterop, Inc.

The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name.

NOTE 2   -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc.and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2011 and 2010, the Company had $56,976 and $26,398, respectively, in research and development costs from continuing operations.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options.  As of December 31, 2011 and 2010, we had outstanding options and warrants exercisable for an aggregate 34,538,487 and 22,336,265 shares of common stock, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of December 31, 2011.

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

DERIVATAVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,431 during the three months ended December 31, 2011, and $4,533 during the three months ended December 31, 2010.

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

 NOTE PAYABLE TO STOCKHOLDER

On December 9, 2011, the Company received an additional $45,000 from an existing noteholder per the terms of an amendment to a secured promissory note payable executed in June 2011. Total principal due at December 31, 2011 under the amended note is $160,000. The original note and the amendment call for interest payable at 10% quarterly with a maturity date of December 31, 2012. Under the terms of the note, the Company will receive its final funding in March 2012.

NOTE 5 -

CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

On November 15, 2011 the Company entered into securities purchase agreement (the “Purchase Agreement”) with an investor and issued a convertible promissory note. The note bears interest at 8% per annum and matures on August 15, 2012. The note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price shall be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contains prepayment options whereby the Company may make payments to the holder based on the length of time the note has been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180 days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days the Company has no right of prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

Derivative analysis

The convertible note is convertible into common stock of the Company at variable conversion rates that provides a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivative of these notes was re-measured at December 31, 2011 yielding a gain on change in fair value of the derivative of $6,532 for the three months ended December 31, 2011. The derivative value of these notes at December 31, 2011, yielded a derivative liability at fair value of $ 53,468 .

NOTE 6 -

EQUITY

Common Stock

In December 2011, the Company issued 3,671,301 shares of the Company’s common stock to a consultant in exchange for services previously accrued in the amount of approximately $7,300.

Preferred Stock

Dividends payable on Series A Convertible Preferred Stock of approximately $21,000 are included in Accrued Expenses at December 31, 2011.

NOTE 7 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $19,836 and $23,820 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 8 -    SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 14, 2012, which is the date the consolidated financial statements were issued.

In January 2012, the Company entered into a Securities Purchase Agreement with a private investor in connection with the issuance of a 8% convertible note in the amount of $37,500. The note matures on October 23, 2012 and is convertible into shares of the Company’s common stock at a variable conversion price (58% multiplied by the market price). The variable conversion feature of this debt will potentially result in a derivative liability, the fair value of which has not been determined as of the date of these financial statements.

In January 2012, the Company issued 5,000,000 shares of its common stock to one consultant in exchange for services valued at $12,500.

In February 2012, the Company issued 3,750,000 shares of its common stock to one consultant in exchange for service valued at $11,250.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. Originally formed as a website developer, we ceased such operations in 2002. In 2005, we commenced operations as a provider of Voice Over Internet Protocol (VoIP) services. In 2007, we elected to exit the international VoIP business and concentrate on providing unified group communication solutions. The Company, through our wholly owned subsidiary, VoiceInterop, Inc., now designs, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

Results of Operations – Three Months Ended December 31, 2011 and 2010

Revenues

Revenues decreased approximately 45% to $99,129 for the three months ended December 31, 2011 as compared to $180,442 for the three months ended December 31, 2010. The decrease was due to fewer unified communication projects completed in the three months ended December 31, 2011 than were completed in  the three months ended December 31, 2010.

Cost of Revenues

Cost of revenues was $64,099 for the three months ended December 31, 2011 as compared to $86,095 for the three months ended December 31, 2010, a decrease of approximately 26%. The decrease was due to decreased sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended December 31, 2011 were $312,710 compared to $273,359 for the three months ended December 31, 2010, an increase of approximately 14%. This increase was primarily due to an increase in research and development costs which increased 116% to $56,976 in in the three months ended December 31, 2011 compared to $26,398 primarily because of expenditures in developing new products not related to group communications.

Loss from Operations

Loss from operations for the three months ended December 31, 2011 was $277,680 compared to a loss of $179,012 for the three months ended December 31, 2010. The increase in loss from operations in 2011 versus 2010 was primarily due to a decrease in our sales. Gross profit margins declined to approximately 35% in the three months ended December 31, 2011 from approximately 52% for the three months ended December 31, 2010. This decrease was primarily due to purchasing and manufacturing our communication product in smaller quantities.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $309,763 for the three months ended December 31, 2011 compared to a net loss of $195,099 for the three months ended December 31, 2010. Net loss per common share was $0.0023 and $0.0015 for the three months ended December 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $109,175 for the three months ended December 31, 2011 compared to $198,184 for the three months ended December 31, 2010.

No cash was provided by or used in investing activities during the three months ended December 31, 2011 and the three months ended December 31, 2010.

Net cash provided by financing activities was $104,453 for the three months ended December 31, 2011 compared to $249,314 for the three months ended December 31, 2010. The decrease was primarily due to the sale of $250,000 of the Company's preferred stock in the  three months ended December 31, 2010 as compared with $104,453 in debt financing for the same period in 2011.

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

The costs to operate our current business are approximately $90,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $260,000 per month. Accordingly, in the absence of revenues, we will need to secure $90,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we would need to secure $1,080,000 in equity or debt capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the CEO and PFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2011 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 15, 2011 the Company entered into securities purchase agreement (the “Purchase Agreement”) with an investor and issued a convertible promissory note. The note bears interest at 8% per annum and matures on August 15, 2012. The note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price shall be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contains prepayment options whereby the Company may make payments to the holder based on the length of time the note has been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180 days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days the Company has no right of prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties. The proceeds from the sales were used to fund operating expenses.

On December 9, 2011, the Company received an additional $45,000 from an existing noteholder per the terms of an amendment to a secured promissory note payable executed in June 2011. Total principal due at 12/31/2011 under the amended note is $160,000. The original note and the amendment call for interest payable at 10% quarterly with a maturity date of December 31, 2012. Under the terms of the note, the Company will receive its final funding in March 2012.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

(a)

None.

(b)

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001 (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004 (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005 (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008 (2)
3.6	Bylaws (1)
3.7	Articles of Amendment to the Articles of Incorporation, filed June 28, 2010 *
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *

*	Filed herewith.
(1)	Filed on July 3, 2006 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on May 28, 2008 as an exhibit to Amendment No. 6 to our Registration Statement on Form S-1, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 14, 2012	By:	/s/ Larry M. Reid
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer