Form 10-Q
period 2012-03-31
Cleartronic, Inc.
filed 2012-05-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  185,770,374 shares as of May 14, 2012.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	September 30,
	2012	2011
	(unaudited)
Current assets:
Cash	$ 64,338	$ 39,188
Accounts receivable, net	3,200	-
Inventory	36,975	45,998
Prepaid expenses and other current assets	47,260	8,656

Total current assets	151,773	93,842

Property and equipment, net	7,310	12,201

Total assets	$ 159,083	$ 106,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 536,314	$ 333,735
Accrued expenses	318,780	145,474
Deferred revenue, current portion	33,869	22,786
Convertible notes payable, net of discount of $84,996 and $0	12,504	-
Derivative liability	83,054	-
Notes payable - stockholders	326,419	168,499

Total current liabilities	1,310,940	670,494

Long Term Liabilities
Notes Payable - Stockholders	-	115,000
Deferred revenue, net of current portion	41,536	18,870

Total long term liabilities	41,536	133,870

Total liabilities	1,352,476	804,364

Stockholders' equity (deficit):
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
1,074,000 shares issued and outstanding	1,074	1,074
Common stock - $.001 par value; 1,250,000,000 shares authorized,
147,078,470 and 134,657,169 shares issued and outstanding, respectively	147,080	134,657

Additional paid-in capital	6,872,231	6,853,558
Accumulated Deficit	(8,213,778)	(7,687,610)

Total stockholders' equity (deficit)	(1,193,393)	(698,321)

Total liabilities and stockholders' equity (deficit)	$ 159,083	$ 106,043

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenue	$ 260,845	$ 128,358	$ 359,974	$ 308,800

Cost of Revenue	205,673	68,442	269,772	154,537

Gross Profit	55,172	59,916	90,202	154,263

Operating Expenses:
Selling expenses	39,485	41,401	75,405	75,878
Administrative expenses	138,416	237,599	355,406	446,112
Research and development	60,841	29,072	118,117	55,470
Depreciation	2,402	3,393	4,890	7,364

Total Operating Expenses	241,144	311,465	553,818	584,824

Gain on derivative financial instrument	16,520	-	23,052	-
Interest and other expense	(46,989)	(19,493)	(85,604)	(35,580)

Net loss	(216,441)	(271,042)	(526,168)	(466,141)

(Loss) per Common Share	$ (0.001)	$ (0.002)	$ (0.004)	$ (0.004)

(Loss) per Common Share
basic and diluted	$ (0.001)	$ (0.002)	$ (0.004)	$ (0.004)

Weighted Average of
Shares Outstanding -
basic and diluted	145,469,762	132,307,758	140,432,066	132,307,758

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2012	March 31, 2011

NET LOSS	$ (526,168)	$ (466,141)

Adjustments to reconcile net (loss) to net cash (used) in
operating activities:
Depreciation	4,890	7,365
Change in fair value of derivative liability	(23,052)
Amortization of notes payable discount	12,504	937
(Increase) decrease in assets:
Accounts receivable	3,200	(20,591)
Inventory	9,023	(12,914)
Prepaid expenses and other current assets	(12,411)	16,714
Increase (decrease) in liabilities:
Accounts payable	202,583	(15,194)
Accrued expenses	182,912	64,984
Deferred revenue	33,749	22,656

Net Cash Used in Operating Activities	(112,770)	(402,184)

Cash Flows From Financing Activities
Principal payments on notes payable	(2,080)	(1,374)
Proceeds from issuance of preferred stock	-	650,000
Proceeds from convertible notes payable	95,000	-
Proceeds from note payable - stockholders	45,000	-

Net Cash Provided by Financing Activities	137,920	648,626

Net Increase In Cash	25,150	246,442

Cash - Beginning of Period	39,188	22,348

Cash - End of Period	$ 64,338	$ 268,790

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 9,033	$ 11,781

NONCASH FINANCING ACTIVITY

During the 6 months ended March 31, 2012, the Company issued
3,671,301 shares of common stock for conversion of accrued expenses of $7,342

During the 6 months ended March 31, 2012, the Company issued
8,750,000 shares of common stock to consultants for services valued at $21,875

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2012

NOTE 1   -

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999 originally formed as a website developer under the name Menu Sites, Inc. Website development operations were discontinued in 2002.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending March 31, 2012 and 2011, the Company had $60,841 and $29,072, respectively, in research and development costs from continuing operations. For the six months ending March 31, 2012 and 2011, the Company had $118,117 and $55,470, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of four  elements to be provided to customers: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications, installation and integration of the hardware and software into the cohesive communication source, and contract installation services where the Company acts as the lead or general contractor on a project and coordinates and oversees the work of subcontractors that are used on that specific project.

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options.  As of March 31, 2012 and 2011, we had outstanding options and warrants exercisable for an aggregate of 34,038,487 and 22,336,265 shares of common stock, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of March 31, 2012.

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

DERIVATIVE INSTRUMENTS

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,809 during the three months ended March 31, 2012, and $6,496 during the three months ended March31, 2012. For the six months ending March 31, 2012 and 2011, the Company had $6,240 and $11,030 in advertising costs, respectively.

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

INSTALLATION CONTRACT

In January 2012, the Company entered into a contract to furnish materials, equipment and supervision as well as labor and other services for installation of a communication system to a regional airport for a total contract price of approximately $234,000 to be completed no later than March 15, 2012.

The Company recorded the revenues associated with the contract in accordance with ASC 605-25 Multiple Element Arrangements. Accordingly, management identified the separate units of accounting for delivered and deliverable items, which included equipment, software, labor and installation fees.  Equipment and software consisted of items sold by the Company in its normal course of business and were recorded at the standard sales price. Labor revenue was recorded at the Company’s standard hourly rates. At March 31, 2012, all equipment and software had been delivered to the customer and all necessary labor had been completed.   Total equipment, software and labor revenues recognized were approximately $86,000.

Management determined that the project was substantially complete at March 31, 2012 and on May 2, 2012 received notice from the customer communicating final approval. Retainage of approximately $26,000 was held by the customer in accordance with the terms of the contract and is payable within 10 days of final approval. This amount is included in Prepaid Expenses and Other Current assets at March 31, 2012.

NOTE 5   -

 NOTE PAYABLE TO STOCKHOLDER

On December 9, 2011, the Company received an additional $45,000 from an existing noteholder per the terms of an amendment to a secured promissory note payable executed in June 2011.  Total principal due at March 31, 2012  under the amended note is $160,000. The original note and the amendment call for interest payable at 10% quarterly with a maturity date of December 31, 2012.

NOTE 6   -

CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

On November 15, 2011 and January 19, 2012, the Company entered into securities purchase agreement (the “Purchase Agreement”) with an investor and issued a convertible promissory note in the amount of $60,000 and $37,500, respectively. The notes bear interest at 8% per annum and mature on August 15 and October 23, 2012, respectively. The notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of both notes shall be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contains prepayment options whereby the Company may make payments to the holder based on the length of time the note has been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180 days, the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right to prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

Derivative analysis

The convertible notes are convertible into common stock of the Company at variable conversion rates that provides a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivatives of these notes were re-measured at March 31, 2012  yielding a gain on change in fair value of the derivatives of $16,520 for the three months ended March  31, 2012, and $23,052 for the six month ended March 31, 2012.  The derivative value of these notes at March 31, 2012, yielded a derivative liability at fair value of $ 83,054.

NOTE 7   -

EQUITY

Common Stock

In December 2011, the Company issued 3,671,301 shares of the Company’s common stock to a consultant in exchange for services previously accrued in the amount of approximately $7,300.

In January 2012, the Company issued 5,000,000 shares of the Company’s common stock to a consultant in exchange for services valued at approximately $12,500.

In February 2012, the Company issued 3,750,000 shares of the Company’s common stock to a consultant in exchange for services valued at approximately $9,375.

Preferred Stock

Dividends payable on Series A Convertible Preferred Stock of approximately $85,326 are included in Accrued Expenses at March 31, 2012.

NOTE 8   -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $20,385 and $23,820 for the three months ended March 31, 2012 and 2011, respectively and $40,221 and $43,398 for the six months ended March 31, 2012 and 2011, respectively.

NOTE 9   -    SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2012, which is the date the consolidated financial statements were issued.

In April  2012, the Company issued 5,000,000 shares of its common stock to one consultant in exchange for services valued at $12,500.

In April 2012, four noteholders converted $50,000 of promissory notes into 20,000,000 shares of the Company’s common stock.

In April 2012, 3,285,460 warrants were issued to one consultant for services rendered in lieu of consulting fees due of $12,000.

In April 2012, two officers and directors of the Company converted accrued consulting fees of $36,000 into 9,856,380 shares of common stock.

In April 2012, one consultant converted accrued consulting fees of $14,000 into 3,835,616 shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. Originally formed as a website developer, the Company ceased operations in 2002. In 2005, the Company commenced operations as a provider of Voice Over Internet Protocol (VoIP) services. In 2007, the Company elected to exit the international VoIP business and concentrate on providing unified group communication solutions. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., now designs, sells and installs unified group communication solutions for public and private enterprises and is developing new applications for  voice interoperability and demand response energy management.

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenues

Revenues increased  to $260,844 for the three months ended March 31, 2012 as compared to $128,358 for the three months ended March 31, 2011.  The increase was primarily due to a contract to furnish materials, equipment and supervision as well as labor and other services for installation of an interoperable communication system for a regional airport. Installation revenue from this contract amounted to $150,725 which was approximately 58% of total revenue for the three months ended March 21, 2012.

Cost of Revenues

Cost of revenues was $205,672 for the three months ended March 31, 2012 as compared to $68,441 for the three months ended March 31, 2011. The increase was primarily due to increased installation costs related to installation revenue along with additional costs of hardware and software used in sales of unified communications solutions.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $241,144 compared to $311,465 for the three months ended March 31, 2011.  For the three months ended March 31, 2012, selling expenses decreased $1,916 or approximately 4%, administrative expenses decreased $99,183 or approximately 41% and research and development expenses increased $31,769 or approximately 109%.

Loss from Operations

The Company’s net loss from operations decreased to $216,441 during the three months ended March 31, 2012 as compared to $271,0042 for the three months ended March 31, 2011. The primary reason for this decrease was due to a decrease in operating expenses of approximately 41%.  Net loss per common share was $0.001 and $0.002 for the three months ended March 31, 2012 and 2011, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

Revenues

Revenues from operations were $359,974 for the six months ended March 31, 2012 as compared to $308,800 for the six months ended March 31, 2011. The increase was  primarily due to a contract to furnish materials, equipment and supervision as well as labor and other services for installation of an interoperable communication system for a regional airport.

Cost of Revenues

Cost of revenues was $269,772 for the six months ended March 31, 2012, as compared to $154,537 for the six months ended March 31, 2011.  This increase was due to a large increase in installation costs agreed to under a large regional airport contract. Gross profits were $90,202 and $154,263 for the six months ended March 31, 2012 and 2011 respectively. The decline in gross profits was primarily due to low gross margins earned in installation services under the regional airport contract.

Operating Expenses

Operating expenses for the six months ended March 31, 2012 were $553,814 compared to $584,824 for the six months ended March 31, 2011. This slight decrease   was due to a significant decrease in administrative expenses which were partially offset by an increase in  research and development expenses.

Loss from Operations

The Company’s net loss increased to $526,164 during the six months ended March 31, 2012 as  compared to a loss of $466,141 for the six months ended March 31, 2011. The primary reason for this increase was a decrease in gross profit gross from $154,263 for the six months ended March 31, 2012 to $90,202 for the same period in 2012. Net loss per common share was $0.004 and $0.004 for the six months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $112,770 for the six months ended March 31, 2012 compared to $402,184 for the six months ended March 31, 2011, due to increases in accounts payable and accrued expenses.

Net cash provided by financing activities was $137,920 for the six months ended March 31, 2012 compared to $648,626 for the six months ended March 31, 2011. The decrease  was due to primarily to equity financing from the sale of preferred stock that occurred in the six month ended March 31, 2011, while there was no equity financing and a small debt financing in the six month period ended March 31, 2012

Our obligations are being met on a month-to-month basis as cash becomes available. There can be no assurance that the Company’s present flow of cash will be sufficient to meet current and future obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 15, 2011 and January 19, 2012 the Company entered into securities purchase agreement (the “Purchase Agreement”) with an investor and issued a convertible promissory note in the amount of $60,000 and $37,500, respectively (the “Notes”). The Notes bear interest at 8% per annum and mature on August 15 and October 23, 2012, respectively. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of both Notes shall be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contains prepayment options whereby the Company may make payments to the holder based on the length of time the note has been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180 days, the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days the Company has no right of prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties. The proceeds from the sale were used to fund operating expenses.

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

Item 6.  Exhibits.

3.01	Articles of Incorporation.(1)
3.02	Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)
3.03	Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)
3.04	Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)
3.05	Articles of Amendment to Articles of Incorporation filed May 9, 2008. (2)
3.06	Articles of Amendment to Articles of Incorporation filed June 28, 2010. (3)
3.07	Articles of Amendment to Articles of Incorporation filed May 6, 2011. (4)
3.08	Bylaws. (1)
3.09	Articles of Amendment to Articles of Incorporation filed April 19, 2012. (5)
10.1	Convertible Promissory Note Dated November 15, 2011 between Cleartronic, Inc. and Asher Enterprises, Inc. (5)
10.2	Convertible Promissory Note Dated January 19, 2012 between Cleartronic, Inc. and Asher Enterprises, Inc. (5)
31.1	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (5)
31.2	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (5)
32.1	Section 1350 Certification of Larry Reid (5)
101

The financial statements included in the Cleartronic, Inc. Quarterly Report for the quarter ended March 31, 2012 formatted in Extensive Business Reporting Language (XBRL): (i) balance sheet; (ii) statements of operations; (iii) statements of cash flows; and (iv) the notes to the financial statements.

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

CLEARTRONIC, INC.

Date: May 14, 2012	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer