Form 10-Q
period 2012-06-30
Cleartronic, Inc.
filed 2012-08-20
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

_____________

FORM10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 277,852,727 shares as of August 20, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	June, 30	September 30,
	2012	2011
	(unaudited)
Current assets:
Cash	$ 5,376	$ 39,188
Accounts receivable, net	6,488	-
Inventory	45,479	45,998
Prepaid expenses and other current assets	46,075	8,656

Total current assets	103,418	93,842

Property and equipment, net	4,452	12,201

Total assets	$ 107,870	$ 106,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 546,352	$ 333,735
Accrued expenses	255,370	145,474
Deferred revenue, current portion	48,868	22,786
Convertible notes payable, net of discount of $52,212 and $0, respectively	29,288	-
Derivative liability	60,302	-
Notes payable - Stockholders	286,142	168,499

Total current liabilities	1,226,322	670,494

Long Term Liabilities
Notes Payable - Stockholders	-	115,000
Deferred revenue, net of current portion	33,069	18,870

Total long term liabilities	33,069	133,870

Total liabilities	1,259,391	804,364

Stockholders' deficit:
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
1,074,000 shares issued and outstanding	1,074	1,074
Common stock - $.001 par value; 1,250,000,000 shares authorized,
242,602,727 and 134,657,169 shares issued and outstanding, respectively	242,603	134,657
Additional paid-in capital	7,066,174	6,853,558
Accumulated Deficit	(8,461,372)	(7,687,610)

Total stockholders' deficit	(1,151,521)	(698,321)

Total liabilities and stockholders' deficit	$ 107,870	$ 106,043

See accompanying notes to financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$ 53,408	$ 184,467	$ 413,383	$ 493,267

Cost of revenue	23,819	105,287	293,591	259,824

Gross profit	29,589	79,180	119,792	233,443

Operating Expenses:
Selling expenses	8,779	32,915	62,444	108,793
Administrative expenses	185,634	283,722	541,040	729,835
Research and development	24,553	47,276	142,670	102,746
Depreciation	2,859	3,165	7,749	10,529

Total operating expenses	221,825	367,078	753,903	951,903

Gain (loss) on derivative financial instrument	8,743	-	31,795	-
Interest and other expenses	(64,104)	16,415	(171,446)	(19,164)

Net loss	$ (247,597)	$ (271,483)	$ (773,762)	$ (737,624)

(Loss) per share - basic and diluted	$ (0.001)	$ (0.002)	$ (0.005)	$ (0.006)

Weighted average of shares outstanding:
Basic and diluted	203,096,288	127,744,205	161,243,906	125,856,832

See accompanying notes to financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2012	June 30, 2011

NET LOSS	$ (773,762)	$ (737,624)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,749	10,530
Common stock and warrants issued for services		53,657
Change in fair value of derivative liability	(31,795)	-
Amortization of notes payable discount	29,288	937
(Increase) decrease in assets:
Accounts receivable	(6,488)	(175,331)
Inventory	519	(8,255)
Prepaid expenses and other current assets	37,386	16,485
Increase (decrease) in liabilities:
Accounts payable	212,616	64,805
Accrued expenses	312,974	61,797
Deferred revenue	40,281	42,675

Net Cash Used in Operating Activities	(171,232)	(670,324)

Cash Flows From Financing Activities
Principal payments on notes payable	(2,580)	(2,086)
Proceeds from notes payable - stockholder	45,000	45,000
Proceeds from convertible notes payable	95,000	-
Proceeds from issuance of preferred stock	-	650,000

Net Cash Provided by Financing Activities	137,420	692,914

Net (Decrease) Increase In Cash	(33,812)	22,590

Cash - Beginning of Period	39,188	22,348

Cash - End of Period	$ 5,376	$ 44,938

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 15,029	$ 15,486

NONCASH FINANCING ACTIVITIES:

For the 9 months ended June 30, 2012, the Company issued 28,750,000 shares of common stock to consultants for services value at $73,750.	$ 73,750	$ -
For the 9 months ended June 30, 2012, the Company issued 45,959,907 shares of common stock for conversion of accrued expenses of $170,298.	$ 170,298	$ -
For the 9 months ended June 30, 2012, the Company issued 33,235,653 shares of common stock for conversion of debt of $76,510.	$ 76,510	$ -
Reclassification of derivative liability to additional paid in capital	$ 10,511	$ -

See accompanying notes to financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2012

NOTE 1   -ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. The Company designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name.

NOTE 2   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim condensed consolidated financial statements contain the consolidated accounts of Cleartronic, Inc., and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2012 and 2011, the Company had $24,553 and $47,276 in research and development costs, respectively. For the nine months ending June 30, 2012 and 2011, the Company had $142,670 and $102,746 in research and development costs, respectively.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of June 30, 2012 and 2011 and there were 37,323,947 and 22,471,265 options and warrants outstanding, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

ASC 820 also describes three levels of inputs that may be used to measure fair value:

▪

Level 1:Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

▪

Level 2:Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

▪

Level 3: Inputs that are generally observable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred revenue. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheet approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the interim condensed consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. No reserve was made for inventory balances as of June 30, 2012.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. For financial statement purposes depreciation of property and equipment is computed using the straight-linemethod over the estimated useful lives of the asset. Expenditures for replacements, maintenance and repairs that do not extend the lives of the respective assets are charged to expense as incurred. When assets are retired, sold or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are recognized.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,015 during the three months ended June 30, 2012 and $13,500 during the three months ended June 30, 2011. For the nine months ending June 30, 2012 and 2011, the Company had $20,880 and $24,530 in advertising costs, respectively.

NOTE 3   -GOING CONCERN

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -INSTALLATION CONTRACT

In January 2012, the Company entered into a contract to furnish materials, equipment and supervision as well as labor and other services for installation of a communication system to a regional airport for a total contract price of approximately $234,000 to be completed no later than March 15, 2012.

The Company recorded the revenues associated with the contract in accordance with ASC 605-25 Multiple Element Arrangements. Accordingly, management identified the separate units of accounting for delivered and deliverable items, which included equipment, software, labor and installation fees.  Equipment and software consisted of items sold by the Company in its normal course of business and were recorded at the standard sales price. Labor revenue was recorded at the Company’s standard hourly rates. At June 30, 2012, all equipment and software had been delivered to the customer and all necessary labor had been completed.   Total equipment, software and labor revenues recognized were approximately $86,000. Management determined that the project was substantially complete at March 31, and received the retainage deposit of $26,000 in May 2012.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

NOTE 5   -NOTE PAYABLE TO STOCKHOLDER

On December 9, 2011, the Company received an additional $45,000 from an existing noteholder per the terms of an amendment to a secured promissory note payable executed in June 2011. In April 2012, the noteholder assigned $50,000 of principal due under the terms of the note to four separate entities. Subsequently the four noteholders converted the $50,000 of promissory notes into 20,000,000 shares of the company’s common stock. Total principal due at June 30, 2012 under the amended note is $110,000. The original note and the amendment call for interest payable at 10% quarterly with a maturity date of December 31, 2012.

On June 26, 2012 the Company entered into a promissory note for $10,000 with an existing noteholder. The note bears a 10% interest rate, unsecured and is due on December 31, 2013.

NOTE 6  -CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

On November 15, 2011 and January 19, 2012 the Company entered into securities purchase agreement (the “Purchase Agreement”) with an investor and issued  convertible promissory notes in the amount of $60,000 and $37,500, respectively (the “Notes”). On August 17, 2012 the Company defaulted on a Convertible Promissory Note dated November 15, 2011 that was due on August 17, 2012. As a result of the default the Company is required to pay 150% on the remaining principal amount of $44,000 and is subject to a default interest rate of 22% until paid in full. The default penalty of $22,000 is included in Accrued expenses as of June 30, 2012. The Notes bear interest at 8% per annum and mature on August 15 and October 23, 2012, respectively. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of both Notes shall be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain prepayment options whereby the Company may make payments to the holder based on the length of time the Notes have been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180, days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right of prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

In May 2012, the noteholder converted $8,000 of the November 15, 2011 convertible note into 4,444,444 shares of the Company’s common stock.

In June 2012, the noteholder converted $8,000 of the November 15, 2011 convertible note into 8,791,209 shares of the Company’s common stock.

As a result of the partial conversion of the notes, $10,511 was reclassified from derivative liability to additional paid in capital.

Derivative analysis

The Notes are convertible into common stock of the Company at variable conversion rates that provides a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The Notes have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivatives of the remaining Notes were remeasured at June 30, 2012 yielding a gain on change in fair value of the derivatives of $8,743 for the three months ended June 30, 2012, and $31,795 for the nine months ended June 30, 2012. The derivative value of the remaining Notes at June 30,  2012, yielded a derivative liability at fair value of $ 60,352.

NOTE 7   -EQUITY

Common Stock

In December 2011, the Company issued 3,671,301 shares of the Company’s common stock to a consultant in exchange for services previously accrued in the amount of approximately $7,300.

Cleartronic, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

In January 2012, the Company issued 5,000,000 shares of the Company’s common stock to a consultant in exchange for services valued at approximately $12,500.

In February 2012, the Company issued 3,750,000 shares of the Company’s common stock to a consultant in exchange for services valued at approximately $9,375.

In April 2012, the Company authorized the issuance of 20,000,000 shares of the Company's common stock to a consultant in exchange for services valued at $50,000. As of June 30, 2012, the Company had recognized $13,636 and the remaining balance is included in prepaid expenses and other current assets.

In April 2012, two officers and directors of the Company converted accrued consulting fees of $36,000 into 9,856,380 shares of common stock.

In April 2012, a consultant to the Company converted accrued consulting fees of $14,000 into 3,835,616 shares of common stock.

In April 2012, four noteholders converted $50,000 of promissory notes into 20,000,000 shares of the Company’s common stock.

In May 2012, a convertible noteholder converted $8,000 of a convertible note into 4,444,444 shares of the Company’s common stock.

In June 2012, a convertible noteholder converted $8,000 of  a convertible note into 8,791,209 shares of the Company’s common stock.

In June 2012, two officers and directors of the Company converted accrued consulting fees of $112,954 into 28,596,608 shares of common stock.

Preferred Stock

Dividends payable on Series A Convertible Preferred Stock of approximately $107,000 are included in Accrued Expenses at June 30, 2012.

NOTE 8 -RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder.  Rent expense paid to the related party was $18,860 and $19,575 for the three months ended June 30, 2012 and 2011, respectively. For the nine months ending June 30, 2012 and 2011, rent expense paid to the related party was $59,081 and $62,973, respectively.

Included in Accrued Expenses are consulting expenses for approximately $8,300 and $108,000 at June 30, 2012 and September 30, 2011, respectively, due to an officers and directors of the Company.

NOTE 9 - SUBSEQUENT EVENTS

In July 2012, the Company issued 35,250,000 of the Company’s common stock to a consultant in exchange for services valued at $35,250.

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

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., designs, builds, sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND THE THREE MONTHS ENDED JUNE 30, 2011

Revenues

Revenues decreased to $53,408 for the three months ended June 30, 2012 as compared to $184,467 for the three months ended June 30, 2011.  The decrease was due to a decrease in sales of equipment and software.

Cost of Revenues

Cost of revenues was $23,819 for the three months ended June 30, 2012 as compared to $105,287 for the three months ended June 30, 2011. The decrease was due to a decrease in sales of equipment and software.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 were $221,825 compared to $367,078 for the three months ended June 30, 2011.  Operating expenses decreased in all categories. Selling expenses decreased from $32,915 to $8,779 because of cuts to marketing and promotion expenses. Administrative expenses decreased from $283,722 to $185,634 primarily because of reduction in use of outside consultants as well as the departure of some executives. Research and development expenses decreased from $47,276 to $24,553 because of reduced expenditures on product development and depreciation expense decreased from $3,165 to $2,859 because of assets reaching the end of their depreciation period.

Net Loss

The Company’s net loss decreased to $247,597  during the three months ended June 30, 2012 as compared to $271,483 for the three months ended June 30, 2011.  Net loss per common share was $0.001 and $0.002 for the three months ended June 30, 2012 and 2011, respectively.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2012 AND THE NINE MONTHS ENDED JUNE 30, 2011

Revenues

Revenues from operations were $413,383 for the nine months ended June 30, 2012 as compared to $493,267 for the nine months ended June 30, 2011. The decrease was primarily due to a decrease in sales of equipment and software for approximately $208,000 which was partially offset by an increase due to a contract to furnish materials, equipment and supervision, as well as labor and other services for installation of an interoperable communication system for a regional airport. Installation revenue from this contract amounted to approximately $151,000 which was approximately 36% of total revenue for the nine months ended June 30, 2012.

Cost of Revenues

Cost of revenues was $293,591 for the nine months ended June 30, 2012, as compared to $259,824 for the nine months ended June 30, 2011.  While sales of software and equipment decreased during the period ended June 30, 2012 the Company's cost of revenues increase was due to a large increase in installation costs related to a communication system for a regional airport. Gross profits were $119,792 and $233,443 for the nine months ended June 30, 2012 and 2011, respectively. This significant decrease in gross operating margin was due primarily to aggressively lower bids on competitive bidding projects won by the Company.

Operating Expenses

Operating expenses for the nine months ended June 30, 2012 were $753,903 compared to $951,903 for the nine months ended June 30, 2011. This decrease was primarily due to the departure of some executives and a decrease in consulting fees.

Loss from Operations

The Company’s net loss increased slightly to $773,762 during the nine months ended June 30, 2012 as compared to a loss of $737,624 for the nine months ended June 30, 2011. Net loss per common share was $0.005 and $0.006 for the nine months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $171,232 for the nine months ended June 30, 2012 compared to $670,324 for the nine months ended June 30, 2011. The decrease was primarily due to increases in accounts payable and accrued expenses, which were partially offset by a decrease in accounts receivable.

Net cash provided by financing activities was $137,420 for the nine months ended June 30, 2012 compared to $692,914 for the nine months ended June 30, 2011. The decrease was due to primarily to equity financing from the sale of preferred stock that occurred in the nine months ended June 30, 2011, while there was no equity financing in the nine month period ended June 30, 2012.

Our obligations are being met on a month-to-month basis as cash becomes available. There can be no assurance that the Company’s present flow of cash will be sufficient to meet current and future obligations. On August 17, 2012 the Company defaulted on a Convertible Promissory Noted dated November 15, 2011 that was due on August 17, 2012. As a result of the default the Company is required to pay 150% on the remaining principal amount of $44,000. The principal and related penalty is subject to a default interest rate of 22% until paid in full. The default penalty of $22,000 is included in Accrued expenses as of June 30, 2012. This default may make it more difficult for us to raise additional capital.

We have incurred losses since our inception  and continue to require additional capital to fund operations and development. As such, our ability to pay our already incurred obligations is mostly dependent on the Company being able to have substantially increased revenues and raising substantial additional capital through the sale of our equity or debt securities. There can be no assurance that the Company will be successful in accomplishing any of the foregoing.

We believe that in order to fund our business plan, we will need approximately $1 million in new equity or debt capital. In the past, in addition to revenues, we have obtained funds from the private sale of our debt and equity securities. We intend to continue to seek private financing from existing stockholders and others.

The costs to operate our current business are approximately $75,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $175,000 per month. Accordingly, in the absence of revenues, we will need to secure $75,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $900,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 30 days.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2012, we authorized the issuance of 20,000,000 shares of the Company's common stock to a consultant in exchange for services valued at $50,000.

In April 2012, we authorized the issuance of 9,856,380 shares of the Company’s common stock to two officers and directors of the Company in exchange for converting  $36,000 in accrued consulting fees and we issued 3,835,616 shares of the Company’s common stock to a consultant in exchange for converting $14,000 in accrued consulting fees.

In April 2012, four noteholders converted $50,000 of promissory notes into 20,000,000 shares of the Company’s common stock.

In May 2012, a convertible noteholder converted $8,000 in principal of a convertible note into 4,444,444 shares of the Company’s common stock and in June 2012, the same convertible noteholder converted $8,000 in principal of a convertible note into 8,791,209 shares of the Company’s common stock.

In June 2012, we issued 28,596,608 share of the Company’s common stock to two officers and directors of the Company in exchange for converting $112,954 in accrued consulting fees.

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

Item 6.  Exhibits.

3.01	Articles of Incorporation.(1)
3.02	Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)
3.03	Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)
3.04	Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)
3.05	Articles of Amendment to Articles of Incorporation filed May 9, 2008. (2)
3.06	Articles of Amendment to Articles of Incorporation filed June 28, 2010. (3)
3.07	Articles of Amendment to Articles of Incorporation filed May 6, 2011. (4)
3.08	Bylaws. (1)
3.09	Articles of Amendment to Articles of Incorporation filed April 19, 2012. (5)
10.1	Convertible Promissory Note Dated November 15, 2011 between Cleartronic, Inc. and Asher Enterprises, Inc. (5)
10.2	Convertible Promissory Note Dated January 19, 2012 between Cleartronic, Inc. and Asher Enterprises, Inc. (5)
10.3	Promissory Note Dated June 26, 2012 between Cleartronic, Inc. and Dominic Albi (6)
31.1	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (6)
31.2	Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (6)
32.1	Section 1350 Certification of Larry Reid (6)

101

The financial statements included in the Cleartronic, Inc. Quarterly Report for the quarter ended June 30, 2012 formatted in Extensive Business Reporting Language (XBRL): (i) balance sheet; (ii) statements of operations; (iii) statements of cash flows; and (iv) the notes to the financial statements.

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

(5)

Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012 and hereby incorporated by reference.

(6)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: August 20, 2012	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer