Form 10-Q/A
period 2012-06-30
Cleartronic, Inc.
filed 2012-08-29
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

_____________

FORM10-Q/A

(Amendment No.1 of Form 10-Q)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 277,852,727 shares as of August 20, 2012

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

Item 6.  Exhibits.

3.01	Articles of Incorporation.(1)
3.02	Articles of Amendment to Articles of Incorporation filed March 12, 2001. (1)
3.03	Articles of Amendment to Articles of Incorporation filed October 4, 2004. (1)
3.04	Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)
3.05	Articles of Amendment to Articles of Incorporation filed May 9, 2008. (2)
3.06	Articles of Amendment to Articles of Incorporation filed June 28, 2010. (3)
3.07	Articles of Amendment to Articles of Incorporation filed May 6, 2011. (4)
3.08	Bylaws. (1)
3.09	Articles of Amendment to Articles of Incorporation filed April 19, 2012. (5)
10.1	Convertible Promissory Note Dated November 15, 2011 between Cleartronic, Inc. and Asher Enterprises, Inc. (5)
10.2	Convertible Promissory Note Dated January 19, 2012 between Cleartronic, Inc. and Asher Enterprises, Inc. (5)
10.3	Promissory Note Dated June 26, 2012 between Cleartronic, Inc. and Dominic Albi (6)
31.1	Amended Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (7)
31.2	Amended Rule 13a-14(a)/14d-14(a) Certification of Larry Reid. (7)
32.1	Amended Section 1350 Certification of Larry Reid(7)
101.INS	XBRL INSTANCE DOCUMENT (7)
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA(7)
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE(7)
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (7)
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE (7)
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (7)

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

(6)

Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2012 and herby incorporated by reference.

(7)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: August 29, 2012	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer