Form 10-K
period 2012-09-30
Cleartronic, Inc.
filed 2013-01-17
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☒     No ☐

i

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $340,363 as of March 31, 2012, based upon 54,026 shares at $6.30 per share as reported on the OTC Bulletin Board.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,330,949 shares of common stock as of December 31, 2012.

ii

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system. We have considered all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions have required the integration of WAVE software as a core component. We have designed, built and installed twelve unified group communication solutions as of the filing date of this Annual Report, all of which utilize WAVE software.

Revenues have been generated from the design, construction and installation of the systems. We have also generated revenues from maintenance and support contracts once a unified group communication solution has been installed and tested.

We have also sold our proprietary line of IP Gateways which we have branded the AudioMate 360 Series. These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”) to their end-user customers.  As of the date of this filing, we have approximately 75 active VARs, and we have sold our gateways to more than 600 end-users in the United States and eighteen foreign countries.

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

Sale of Unified Group Communication Solutions

We offer to design and customize, standards based audio and voice collaboration solutions for prospective customers that will result in a unified group communication system. We intend to consider aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. We anticipate that substantially all of our designs for unified group communication solutions will require the integration of WAVE software as a core component. We have designed, built and installed twelve  unified group communication solutions as of the date of this Annual Report, all of which utilize WAVE software.

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

If we are able to continue our business activities, we intend to continue to develop a network of channel partners and VARs. As of September 30, 2012, we had ten channel partners in our network of over 75 VARs. These existing and potential channel partners and VARs range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services.

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

We have filed a patent application with the United States Patent and Trademark Office in connection with various configurations of our AudioMate 360 Internet Protocol gateway. We may file similar patent applications in additional countries. The claims in the patent application relate to various aspects of the AudioMate 360.  On March 13, 2012, the United States Patent Office notified the Company that US Patent number 8,135,001 B1 had been granted for the thirty four claims of the Company’s patent application for Multi Ad Hoc Interoperable Communicating Networks. There can be no assurance that any of the  claims are meaningful.  Furthermore, the validity of issued patents is frequently challenged by others. One or more patent applications may have been filed by others previous to our filing, which encompass the same or similar claims.

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

Employees

As of January 14, 2013, we have no employees, and we have three consultants, including our  executive officer.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

We lease approximately 3,400 square feet for our principal offices in Boca Raton, Florida from an unaffiliated party at a monthly rental of approximately $6,600. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2014.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On September 13, 2012, the Board of Directors voted to decrease the par value of the Company’s authorized and outstanding common and preferred stock to $.00001 per share. On November 28, 2012, the Board of Directors authorized a 3000 to 1 reverse stock split of its common shares. The reverse split was approved by the Financial Industry Regulatory Authority (FINRA) on December 4 and became effective on December 28, 2012. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the par value change and the reverse stock split.

Our common stock will be quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CLRID" until January 29, 2013 at which time it will be quoted under the symbol “CLRI.”   The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB for each quarterly period within our two most recent fiscal years.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid
September 30, 2012	$7.50	$0.90
June 30, 2012	$27.00	$3.00
March 31, 2012	$21.00	$6.00
December 31, 2011	$14.40	$6.00

September 30, 2011	$49.50	$11.40
June 30, 2011	$45.00	$6.00
March 31, 2011	$27.00	$6.00
December 31, 2010	$18.00	$2.70

Holders

As of December 31, 2012, we have approximately 154 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is  entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The Company has accrued dividends payable to preferred shareholders through September 30, 2012. No cash dividends have been paid to date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	2,100	(1)	$$189.00	25,000	(2)

Equity compensation plans not approved by security holders (3)	10,075		$167.07	5,781	(4)
Total	12,175		$$356.07	30,781

(1)	Includes outstanding options granted pursuant to GlobalTel IP 2005 Incentive Equity Plan, which terminated by its terms on October 17, 2010.

(2)	Includes shares available for future issuance under the Cleartronic 2011 Equity Incentive Plan.
(3)	These consist of individual consulting agreements.

(4)	Includes shares remaining available for future issuance under the 2011 Consultant Stock Plan.

Recent Sales of Unregistered Securities

In December 2011, we issued 1,224 shares of the Company’s common stock to one consultant in exchange for services valued at $7,342.

In January 2012, we issued 1,666 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $12,500.

In February 2012, we issued 1,250 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $11,250.

In March 2012, we issued 6,667 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $37,500. The Company cancelled 5,000 of these shares in September 2012 due to non-performance.

In April 2012, we issued 8,581,446 shares of the Company's common stock to two consultants in exchange for services valued at approximately $54,000.

In April 2012, two officers and directors of the Company converted accrued consulting fees of $36,000 into 3,286 shares of common stock and the 1,279 shares of the Company’s common stock to one consultant for conversion of accrued expenses valued at $14,000.

In May 2012, a noteholder converted $8,000  of a  convertible note into 1,481 shares of the Company’s common stock.

In June 2012, a noteholder converted $8,000 of a convertible note into 2,930 shares of the Company’s common stock.

In June 2012, an officer and director of the Company converted accrued consulting fees of $56,703 into 4,785 shares of common stock and a former officer and director of the Company converted accrued consulting fees of $56,251 into 4,747 shares of common stock

In July 2012, we issued 11,750 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $35,250

In August 2012, a noteholder converted $8,000 of a convertible note into 4,598 shares of the Company’s common stock.

In September 2012, a noteholder converted $8,800 of the a convertible note into 18,334 shares of the Company’s common stock.

In September 2012, the Board of directors authorized the issuance of one share of Series B Preferred Stock along with 6,567 shares of its common stock to its sole director in lieu of accrued consulting fees amounting to $27,850.

 The Company also issued 12,681 shares of the Company’s common stock to three consultants for conversion of accrued expenses valued at approximately $51,000.

In September 2012, we issued 7,117 shares of the Company’s common stock in lieu of accrued dividends due to the stockholder in the amount of approximately $106,745.

In October 2012, we issued 1,000,000 shares of the Company’s common stock to its CEO as compensation for entering an employment agreement with the Company.

In October 2012, we sold 14,000 shares of Series C Convertible Preferred Stock to two individuals for $35,000 in cash.

In October 2012, issued 429,600 shares of Series C Convertible Preferred Stock In exchange for 1,074,000 shares of Series A Convertible Preferred Stock.

In October 2012, a noteholder converted $6,600 of a convertible note into 18,333 shares of common stock.

In October 2012, a noteholder converted $1,100 of a convertible note into 9,167 shares of common stock.

In October 2012, a note holder converted one promissory note in the amount of $5,000 along with $425 of accrued interest into 2,170 shares of Series C Preferred Stock.

In November 2012, a note holder converted three promissory notes in the amount of $110,000 along with $10,127 of accrued interest into 48,051 shares of Series C Preferred Stock.

In December 2012, a note holder converted two promissory notes in the amount of $16,959 along with $1,192 of accrued interest into 7,260 shares of Series C Preferred Stock.

In December 2012, we issued 116,500 shares of Series C Convertible Preferred Stock to six consultants for approximately $218,750 in accrued consulting fees and $72,500 for future services.

In December 2012, we issued 20,000 shares of Series C Convertible Preferred Stock to one consultant for approximately $50,000 in services.

In December 2012, we issued 1,270,880 shares of Series C Convertible Preferred Stock to 34 shareholders in exchange for 27,404 shares of their common stock.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ending September 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped.For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable.

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

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Support and services revenue has primarily consisted of post-contractual support and maintenance contracts. Post-contractual support includes software updates which grant rights to unspecified software license upgrades and intenance releases issued during the support period. Post-contractual support also includes both Internet and phone-based technical support. Post-contractual support revenue is recognized ratably over the contractual service period.

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

Results of Continuing Operations – Comparison of the Fiscal Years Ended September 30, 2012 and September 30, 2011

Revenues

Revenues remained relatively unchanged  from $542,675 during 2012 to $542,941 during 2011.  The Company has had difficulty in increasing sales of unified communication projects because of insufficient funds to market our products and services.

Cost of Revenue and Gross Margin

Cost of revenues increased from $274.094 in 2011 to $389,429 in 2012.Gross margins decreased   28%  to $153,246 from 50% or $268,847 for the years ended September 30, 2012 and 2011, respectively.  The primary reason for the decrease in gross margin was very cost overruns on labor and installation expenses at two major unified communication projects and a significant decrease in the discount that  Twisted Pair Solutions  offers on our purchases of software from them.

Operating Expenses

Operating expenses decreased  approximately 20% in 2012 to $1,075,069 compared to $1,385,266 during 2011. Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation. This decrease  was primarily due to declines in  in selling, research and development and depreciation expenses.

Selling expenses decreased 61%from $433,437 in 2011 to $168,923 in 2012 primarily due to the the decreased use of  use of third party sales consultants and lower consulting and travel expenses due to the departure of a West-coast based executive.

Administrative expenses increased approximately 5% from $674,747 in 2011 to $710,080 in 2012 primarily due to increased management and financial consulting expenses partially offset by lower rent expense.

Research and development expenses decreased 21%  to $186,208 in 2012 from $237,013 in 2011 due  to decreased development expense related to the  expansion the AM-360 family of IP gateway devices and discontinuing the development of  a demand response energy solution for the consumer market.

Depreciation expenses decreased approximately 24% primarily due to certain non-core assets reaching the end of their depreciation period.

Interest and Other Expense

Interest and other expense was $327,389 and $114,617 for 2012 and 2011, respectively.  A large part of the increase is attributed to series of new convertible debt agreements and related  derivative liabilities  entered into during the year ended September 30, 2012. Interest expense on the convertible debt totaled $79,421, default penalties were $40,750, loss on debt redemption was $18,286 and a loss in fair value of the derivative was $47,256. Dividend expense also increased from $65,973 in 2011 to 86,155 in 2012 and other interest expense increased from $23,779 to $55,204.

Net Loss

Net losses were $1,249,212 and $1,204,036 for 2012 and 2011, respectively.

Trends and Uncertainties

We have chosen to concentrate on developing the business of providing unified group communication solutions to public and private enterprises and marketing our AudioMate 360 series of Internet Protocol gateways. Our ability to grow our unified communications business and market our AudioMate 360 gateways are critical to our future financial position and operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased  by $768 during the fiscal year ended September 30, 2012 to $38,420. Net cash used in operating activities for the fiscal year ended September 30, 2012 was $189,976 as compared to $770,479 for the prior fiscal year due primarily to a increase in accounts payable and accrued expenses. We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $190,000.

At September 30, 2012, our total liabilities were approximately $1,705,554, which included $991,843 in accounts payable, $ 201,657 in accrued expenses , $143,678 in derivative liability, $286,142 in notes payable stockholders and  $59,112  in deferred revenue.

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

On September 30, 2012, we had current assets of $367,037 and current liabilities of $1,705,552. Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. There can be no assurance that any funds will be available to us, or if available, that they will be sufficient to fund our capital expenditures, working capital and other cash requirements. Furthermore, there can be no assurance that any such additional funding that may be available can be obtained on terms not unfavorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

Recent Developments

In October 2012, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series C and Series D Convertible Preferred Stock setting forth the rights and preferences of the Series C and D Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series C Preferred (i) authorizes fifty million (50,000,000) shares of the Corporation’s preferred stock to be designated as “Series C Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series C Preferred Stock; (iii) provides that each share of Series C Preferred Stock shall ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $2.50 per share; (vii) entitles the holder of the Series C Preferred Stock to receive dividends when, as and if declared by the Board of Directors. Among other things, the Certificate of Designation for the Series D Preferred (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series D Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series D Preferred Stock; (iii) provides that each share of Series D Preferred Stock shall ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $5.00 per share; (vii) entitles the holder of the Series D Preferred Stock to receive dividends when, as and if declared by the Board of Directors.

On October 23, 2012, we defaulted on a Convertible Promissory Note dated January 19, 2012. As a result of the default we are required to pay 150% on the remaining principal amount of $37,500 and we are subject to a default interest rate of 22% until paid in full.

On November 28, 2012, the Board of Directors authorized a 3000 to 1 reverse stock split of its common shares. The reverse split was approved by the Financial Industry Regulatory Authority (FINRA) on December 4 and became effective on December 28, 2012.

In November 2012, the Company issued a promissory note to a stockholder for $10,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

In December 2012, the Company issued a promissory note to a stockholder for $4,400. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

In January 2013, the Company issued a promissory note to a stockholder for $2,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

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

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  This evaluation was carried out under the supervision and with the participation of our principal executive officer (CEO) and principal financial officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2012  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

As of September 30, 2012, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2012:

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On November 15, 2011, January 19, 2012 and August 22, 2012, we entered into securities purchase agreements with an investor and issued convertible promissory notes in the amount of $60,000, $37,500 and $37,500, respectively.   The Notes bear interest at 8% per annum and mature on August 15, 2012, October 23, 2012, and May 24, 2013 respectively.

In December 2011, we entered into a promissory note for $45,000 with an existing noteholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

In June 2012, we entered into a promissory note for $10,000 with an existing noteholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

On August 17, 2012, we defaulted on a Convertible Promissory Note dated November 15, 2011. As a result of the default we are required to pay 150% on the remaining principal amount of $44,000 and we are subject to a default interest rate of 22% until paid in full.

In August 2012, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series B Preferred Stock setting forth the rights and preferences of the Series B Preferred Stock. Among other things, the Certificate of Designation (i) authorizes ten (10) shares of the Corporation’s preferred stock to be designated as “Series B Preferred Stock”; (ii) grants no conversion rights to the holders of the Series B Preferred Stock; (iii) provides that the holders of Series B Preferred Stock shall vote with the holders of the Corporation’s common stock and any class or series of capital stock of the Corporation hereafter created; and (iv) provides that if at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred stock at any given time, regardless of their number, shall have voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stocks which are issued and outstanding at the time of voting.

On September 13, 2012, the Board of Directors voted to increase the Company’s authorized shares of common stock to 5,000,000,000 shares and to decrease the par value of the Company’s authorized and outstanding common and preferred stock to $.00001 per share.

In October 2012, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series C and Series D Convertible Preferred Stock setting forth the rights and preferences of the Series C and D Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series C Preferred (i) authorizes fifty million (50,000,000) shares of the Corporation’s preferred stock to be designated as “Series C Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series C Preferred Stock; (iii) provides that each share of Series C Preferred Stock shall ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $2.50 per share; (vii) entitles the holder of the Series C Preferred Stock to receive dividends when, as and if declared by the Board of Directors. Among other things, the Certificate of Designation for the Series D Preferred (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series D Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series D Preferred Stock; (iii) provides that each share of Series D Preferred Stock shall ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $5.00 per share; (vii) entitles the holder of the Series D Preferred Stock to receive dividends when, as and if declared by the Board of Directors.

On October 23, 2012, we defaulted on a Convertible Promissory Note dated January 19, 2012. As a result of the default we are required to pay 150% on the remaining principal amount of $37,500 and we are subject to a default interest rate of 22% until paid in full.

On November 28, 2012, the Board of Directors authorized a 3000 to 1 reverse stock split of its common shares. The reverse split was approved by the Financial Industry Regulatory Authority (FINRA) on December 4 and became effective on December 28, 2012.

In November 2012, the Company issued a promissory note to a stockholder for $10,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

In December 2012, the Company issued a promissory note to a stockholder for $4,400. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

In January 2013, the Company issued a promissory note to a stockholder for $2,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Significant Employee

Set forth below are the name, age, position, and a brief account of the business experience of of our principal executive officer and director. Our directors hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Our executive officer holds office until the next annual meeting of shareholders. The experience and background of the director, is summarized below and was  a significant factor in  previously being nominated as a director of the Company.

NAME	AGE	POSITIONS

Larry M. Reid	68	Chief Financial Officer and a director

Larry M. Reid has been a member of our Board of Directors since 1999 and our Chief Financial Officer since March 2005. He has served as President since February 2012.  He was also our President . from September 2006 to July 2011 and from 1999 to March, 2005 at which time he became our Executive Vice President and Chief Financial Officer. From December 2001 until September 2005, Mr. Reid was the Chief Financial Officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes. In April 2003, Connectivity Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Reid became the Executive Vice President and a director of that company.

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Our director or executive officer has not, during the past ten years:

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: (a) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the fiscal year ended September 30, 2012, regardless of compensation level; (b) all individuals serving as our principal financial officer (PFO) or acting in a similar capacity during the fiscal year ended September 30, 2012, regardless of compensation level; (c) our two most highly compensated executive officers other than the PEO who were serving as executive officers at September 30, 2012 and whose total compensation was in excess of $100,000; and (d) up to two additional individuals for whom disclosure would have been provided pursuant to (c) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2012 and whose total compensation was in excess of $100,000 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Compensa- tion ($)		Non- qualified Deferred Compensa- tion Earnings ($)		All Other Compen- sation ($)(1)		Total ($)

Dana Waldman	2012	(2)	$20,000	$	---	$	---	$	---	$	---	$	---	$		$20,000
Chief Executive Officer	2011	(2)	$116,000-	$	---	$	---	$	---	$	---	$	---		$56,000-	$172,000-

Larry M. Reid	2012		$96,000		$--		$--	$	---	$	---	$	---	$		96,000
Chief Financial Officer	2011		$101,000	$	―	$	―	$	―	$	―	$	―		$26,000	$127,000

Michael J. Gutowski	2012		$40,000	$	---	$	---	$	---	$	---	$	---	$		$40,000
Vice President of Sales and Marketing,	2011		$102,200	$	―	$	―	$	―	$	―	$	―		$24,800	$127,000

_____________

(1)

3,430 warrants to purchase the Company’s common stock were issued in lieu of cash compensation of  $56,000 in accrued consulting fees due to Mr. Waldman.  1,506 shares of the Company’s common stock were issued in lieu of cash compensation of $26,000 in accrued consulting fees due to Mr. Reid. 1,425 shares of the Company’s common stock were issued in lieu of cash compensation of $24,800 in accrued consulting fees due to Mr. Gutowski. Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance ASC 718-10.

(2)

Mr. Waldman resigned as  Chief Executive Officer and a director  on February 6, 2012.

(3)

Mr Gutowsi resigned as Vice President and a director on June 2, 2012.

Employment Agreements

There are no employment agreements in place with executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards at September 30, 2012 for each of the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Larry M. Reid	167	-0-	-0-	$360.00	12/31/13	―	―	―	―
Larry M. Reid	417	-0-	-0-	$90.00	12/31/15	―	―	―	―

We did not grant any options during our fiscal year ended September 30, 2012.

Compensation of Directors

During our fiscal year ended September 30, 2012, we did not compensate our director for acting in that capacity. We have no arrangements pursuant to which any of our directors were or are to be compensated or are expected to be compensated in the future for any service provided as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Securities Authorized for Issuance With Respect to Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2012 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class

Officers and directors:

Larry M. Reid 8000 North Federal Highway Boca Raton, FL 33487	1,016,909(3)	76.4%(3)

Officer and director as a group (1 person):	1,016,909	76.4%

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 31, 2012 upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 31, 2012 have been exercised.

(3)

Includes 584 shares that can be acquired by Mr. Reid upon exercise of options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In April 2012, an officer and director of the Company converted accrued consulting fees of $18,000 into 1,643 shares of common stock.

In June 2012, an officer and director of the Company converted accrued consulting fees of $56,703 into 4,785 shares of common stock.

In September 2012, an officer and director of the Company converted accrued consulting fees of $27,850 into 6,568 shares of common stock and one share of Series B Preferred stock.

Director Independence

We currently have no members of our Board who qualify as “independent” as the term is used in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Securities Exchange Act of 1934, as amended, and the listing standards of the Nasdaq Capital Market

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2012 and September 30, 2011 for professional services rendered by the principal accountants for the audit of our annual consolidated financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $22,500 and $21,000, respectively. We do not have an audit committee.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended September 30, 2012 and September 30, 2011 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under the caption “Audit Fees” above were $12,000 and $12,000, respectively.

Tax Fees

The aggregate fees billed for our fiscal years ended September 30, 2012 and September 30, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for our fiscal years ended September 30, 2012 and September 30, 2011 for products and services provided by the principal accountants, other than the services reported above in this Item 14, were $0 and $0, respectively.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following consolidated financial statements have been filed as part of this Annual Report:

Report of Independent Accountants

Statement of Operations For the Years Ended September 30, 2012 and 2011

Balance Sheets For the Years Ended September 30, 2012 and 2011

Statements of Cash Flows Ended September 30, 2012 and 2011

Statements of Changes in Stockholders Equity (Deficit) For the Years Ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements September 30, 2012 and 2011

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

3.4

Articles of Amendment to Articles of Incorporation filed March 31, 2005. (1)

3.5

Articles of Amendment to Articles of Incorporation filed May 9, 2008. (5)

3.6

Amended and Restated Bylaws. (8)

3.7

Articles of Amendment to Articles of Incorporation filed June 24, 2010. (10)

3.8

Articles of Amendment to Articles of Incorporation filed April 19, 2012. (11)

3.9

Articles of Amendment to Articles of Incorporation filed August 31, 2012. (13)

3.10

Articles of Amendment to Articles of Incorporation filed September 13, 2012. (14)

3.11

Articles of Amendment to Articles of Incorporation filed September 27,2012. (15)

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

4.5

Convertible Debenture in the principal amount of $100,000 issued to Josephine and Santo Sciarrino. (2)

4.6

Convertible Debenture in the principal amount of $25,000 issued to James Drew. (2)

4.7

Form of Warrant. (7)

4.8

Form of Secured Promissory Note. (7)

4.9

Convertible Promissory Note in the principal amount of $60,000 issued to Asher Enterprises. (11)

4.10

Convertible Promissory Note in the principal amount of $37,500 issued to Asher Enterprises. (11)

4.11

Promissory Note issued in the principal amount of $10,000 issued to Dominic Albi. (12)

4.12

Convertible Promissory Note in the principal amount of $37,500 issued to Asher Enterprises. (*)

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

10.4

Lease Agreement of December 1, 2010 between BGNP Associates, LLC and the Registrant. (9)

10.5

Consultant Services Agreement of July 25, 2007 between John Boteler and the registrant. (4)

10.6

Amendment to Consultant Services Agreement of October 1, 2008 between Michael J. Gutowski and the registrant. (9)

10.7

Amendment to Consultant Services Agreement of October 1, 2008 between Larry Reid and the registrant. (9)

10.8

Form of Security Agreement. (7)

10.9

Amendment to Waldman and Associates Contract of January 22, 2010 and the registrant. (9)

21.1

Subsidiaries of the Registrant. (5)

31.1

Rule 13a-(a)/15d–14(a) Certification. *

32.1

Rule 13a-(a)/15d-14(a) Certification. *

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

(9)

Filed on December 30, 2011 as an exhibit to the registrant’s Annual Report on Form 10-K and hereby incorporated by reference.

(10)

Filed on February 14, 2012 as an exhibit to the registrant’s Annual Report on Form 10-Q and hereby incorporated by reference.

(11)

Filed on May 14, 2012 as an exhibit to the registrant’s Annual Report on Form 10-Q and hereby incorporated by reference.

(12)

Filed on August 20, 2012 as an exhibit to the registrant’s Annual Report on Form 10-Q and hereby incorporated by reference.

(13)

Filed on September 7, 2012 as an exhibit to the registrant’s Annual Report on Form 8-K and hereby incorporated by reference.

(14)

Filed on September 19, 2012 as an exhibit to the registrant’s Annual Report on Form 8-K and hereby incorporated by reference.

(15)

Filed on October 5, 2012 as an exhibit to the registrant’s Annual Report on Form 8-K and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2013	Cleartronic, Inc. By_/s/ Larry Reid_ Larry Reid Principle Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
_/s/ Larry Reid_ Larry Reid	Principle Executive Officer and Chairman of the Board

Exhibit 31.1

CERTIFICATION

I, Larry Reid, certify that:

1.	I have reviewed this annual report on Form 10-K of Cleartronic, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

January 14, 2013

                     _/s/ Larry Reid_________________

Larry Reid, Principal Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Cleartronic, Inc. (the “Company”), do hereby certify, to each respective officer’s knowledge, that the Annual Report on Form 10-K for the fiscal year ended September 30, 2012 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods indicated.

January 14, 2013		/s/ Larry Reid
	By:	Larry Reid
Principal Executive Officer

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

CONTENTS

FINANCIAL STATEMENTS                                                                                                PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cleartronic, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiary as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two year period ended September 30, 2012. Cleartronic, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiary as of September 30, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

January 14, 2013

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

ASSETS

	2012	2011
Current assets:
Cash	$ 38,420	$ 39,188
Accounts receivable, net	2,468	-
Inventory	30,067	45,998
Prepaid expenses and other current assets	293,713	8,656
Deferred loan costs	2,369	-

Total current assets	367,037	93,842

Property and equipment, net	2,342	12,201

Total assets	$ 369,379	$ 106,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 991,843	$ 333,735
Accrued expenses	201,657	145,474
Deferred revenue, current portion	31,110	22,786
Convertible notes payable, net of discount of $51,078 and $0, respectively	51,122	-
Derivative liability	143,678	-
Notes payable - stockholders	286,142	168,499

Total current liabilities	1,705,552	670,494

Long Term Liabilities
Notes Payable - Stockholders	-	115,000
Deferred revenue, net of current portion	28,002	18,870

Total long term liabilities	28,002	133,870

Total liabilities	1,733,554	804,364

Stockholders' equity (deficit):
Series A preferred stock - $.00001 par value;1,250,0000 shares authorized,
1,074,000 shares issued and outstanding	11	11
Series B preferred stock - $.00001 par value; 10 shares authorized,

1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
0 shares issued and outstanding	-	-
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
136,916 and 44,886 shares issued and outstanding, respectively	1	-
Additional paid-in capital	7,572,635	6,989,278
Accumulated Deficit	(8,936,822)	(7,687,610)

Total stockholders' equity (deficit)	(1,364,175)	(698,322)

Total liabilities and stockholders' equity (deficit)	$ 369,379	$ 106,043

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Revenue	$ 542,675	$ 542,941

Cost of revenue	389,429	274,094

Gross profit	153,246	268,847

Operating expenses:
Selling expenses	168,923	433,437
Administrative expenses	710,080	674,747
Research and development	186,208	237,013
Depreciation	9,858	13,069

Total operating expenses	1,075,069	1,358,266

Other income (expenses)
Gain (loss) on derivative financial instrument	(47,256)	-
Loss on redemption of debt	(18,286)	-
Interest and other expenses	(261,847)	(114,617)
Total other expenses	(327,389)	(114,617)

(Loss) from operations	(1,249,212)	(1,204,036)

Net (loss)	$ (1,249,212)	$ (1,204,036)

Net (loss) per common share - basic and diluted	$ (19.12)	$ (27.81)

Weighted average number of shares outstanding
- basic and diluted	65,349	43,296

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Net (Loss)	$ (1,249,212)	$ (1,204,036)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	9,858	13,069
Common stock and warrants issued for services	71,500	124,654
Change in fair value of derivative liability	47,256	-
Loss on redemption of debt	18,286	-
Change in allowance for doubtful accounts	2,200	-
Change in reserve for inventory obsolescence	5,000
Amortization of deferred loan costs	2,631
Amortization of notes payable discount	71,122	937
(Increase) decrease in assets:
Accounts receivable	(4,668)	5,019
Inventory	10,931	5,078
Prepaid expenses and other current assets	(176,057)	23,751
Increase (decrease) in liabilities:
Accounts payable	678,392	89,809
Accrued expenses	305,329	139,147
Deferred revenue	17,456	32,093
Net cash (used in) operating activities	(189,976)	(770,479)

Cash Flows From Financing Activities
Payments of notes payable	(792)	(2,681)
Proceeds from notes payable	190,000	140,000
Proceeds from issuance of preferred stock	-	650,000
Net cash provided by financing activities	189,208	787,319

Net increase (decrease) in cash	(768)	16,840

Cash - Beginning of year	39,188	22,348

Cash - End of year	$ 38,420	$ 39,188

Supplemental cash flow information:
Cash paid for interest	$ 21,872	$ 17,170

Non-cash financing transactions:
During the year ended September 30, 2012, the Company issued 16,333 common shares to non-employees for services rendered for $71,500

During the year ended Septemer 30, 2012, the Company issued 34,569 common shares and 1 Series B preferred share to consultants and directors for the conversion of $249,146 in accounts payable and accrued expenses.

During the year ended September 30, 2012, the Company issued 1,095 warrants to purchase common shares to consultants for services rendered for $12,000.
During the year ended September 30, 2012, the Company issued 34,010 common shares to convertible note holders for conversion of notes valued at $82,800 and related derivative liability of $61,168.
During the year ended September 30, 2012, the Company issued 7,117 common shares to a preferred shareholder in lieu of accrued dividends amounting to $106,745.
During the year ended September 30, 2011, the Company issued 2,860 common shares to non-employees for services rendered for $53,654.
During the year ended September 30, 2011, the Company issued 791 common shares in lieu of cash dividends for $23,724.
During the year ended September 30, 2011, the Company cancelled 5,800 common shares in exchange for 174,000 shares of Series A Preferred stock.
During the year ended September 30, 2011, the Company issued 2,932 common shares to company directors for services rendered for $50,800.
During the year ended September 30, 2011, the Company issued 4,067 warrants to purchase common shares to consultants for services rendered for $71,000.

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

							Additional	Stock
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	deficit	Total

BALANCE AT SEPTEMBER 30, 2010	250,000	$ 2.50	-	$ -	44,103	$ 0.44	$ 6,140,108	$ -	$ (6,483,574)	$ (363,464)

Preferred Shares issued for cash	650,000	6.50	-	-	-	-	649,994	-	-	650,000
Shares issued for non-employee services	-	-	-	-	2,860	0.03	53,654	-	-	53,654
Shares issued in lieu of cash dividends	-	-	-	-	791	0.01	23,724	-	-	23,724
Shares cancelled in exchange for Preferred Shares	174,000	1.74	-	-	(5,800)	(0.06)	(2)	-	-	-
Shares issued for conversion of accrued expenses	-	-	-	-	2,932	0.03	50,800	-	-	50,800
Warrants issued in exchange for services	-	-	-	-	-	-	71,000	-	-	71,000
Net (loss) for the year ended September 30, 2011	-	-	-	-	-	-	-	-	(1,204,036)	(1,204,036)

BALANCE AT SEPTEMBER 30, 2011	1,074,000	10.74	-	-	44,886	0.45	6,989,278	-	(7,687,610)	(698,321)

Shares issued for non-employee services	-	-	-	-	16,333	0.16	71,500	-	-	71,500
Shares issued for debt conversion	-	-	-	-	34,010	0.34	143,967	-	-	143,967
Shares issued in lieu of cash dividends	-	-	-	-	7,117	0.07	106,745	-	-	106,745

Shares and warrants issued for conversion of accounts payable and accrued expenses	-	-	1	-	34,570	0.35	261,145	-	-	261,146
Net (loss) for the year ended September 30, 2012	-	-;	-	-	-	-	-	-	(1,249,212)	(1,249,212)
BALANCE AT SEPTEMBER 30, 2012	1,074,000	$ 10.74	1	$ -	136,916	$ 1.37	$ 7,572,635	$ -	$ (8,936,822)	$ (1,364,175)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

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

The Company now designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. VoiceInterop is the Company’s operating subsidiary.

On September 13, 2012, the Board of Directors voted to decrease the par value of the Company’s authorized and outstanding common and preferred stock to $.00001 per share. On November 28, 2012, the Board of Directors authorized a 3000 to 1 reverse stock split of its common shares. The reverse split was approved by the Financial Industry Regulatory Authority (FINRA) on December 4 and became effective on December 28, 2012. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the par value change and the reverse stock split.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements and accompany notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cleartronic, Inc. and its subsidiary, VoiceInterop, Inc. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the reporting period. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2012 and 2011.

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

The Company provided an allowance for doubtful accounts for the year ended September 30, 2012 of $3,200 and no allowance for the year ended September 30, 2011.

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-lived assets. If and when such factors, events or circumstances indicate possible impairment to long lived-assets, the Company makes an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. There was no impairment of assets for the years ended September 30, 2012 and 2011.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one banking institution. Beginning December 31, 2010 through December 31, 2012, deposits held in noninterest-bearing transaction accounts are fully insured, regardless of the amount in the account, at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2012 and 2011, the Company had $186,208 and $237,013, respectively, in research and development costs.

COMPREHENSIVE INCOME

The Company had no comprehensive income during the years ended September 30, 2012 and 2011.

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

EARNINGS PER SHARE

In accordance with accounting guidance now codified as FASB ASC 260 “Earning per Share”, basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options as of September 30, 2012 and 2011 and there were a total of 12,175 and 11,513  options and warrants outstanding, respectively. As of September 30, 2012, the Company also excluded the effect of 695,588 shares that may be acquired upon conversion of notes.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The reserve was $5,000 and $0 as of September 30, 2012 and 2011, respectively.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification 718-10 “Compensation” (ASC 718-10) using the modified retrospective transition method. ASC 718-10 (formerly SFAS 123R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005, the SEC issued SAB No. 107, Share-Based Payment ("SAB 107"), which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,890 during the year ended September 30, 2012 and $4,144 during the year ended September 30, 2011.

NOTE 2 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report Other Comprehensive Income (“OCI”) and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The FASB has issued a proposal that would defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The proposed deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company  adopted this guidance in the fiscal year 2012. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

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

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on its financial statements and related disclosures.

NOTE 3 -GOING CONCERN

During the years ended September 30, 2012 and 2011, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $1,249,000 for the year ended September 30, 2012 and had working capital deficit of approximately $1,339,000 for the year ended September 30, 2012. The Company also had an accumulated deficit of approximately $8,937,000 and a stockholders’ deficit of approximately $1,364,000 at September 30, 2012.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In fiscal year 2007, the Company began its transition from the business of providing VoIP services directly to agents and resellers to the management of VoIP communication services and to design and install unified group communication solutions for public and private enterprises. In fiscal year 2008, the Company completed initial design for an IP gateway device (AM360) and began manufacturing and assembly and marketing. The Company has marketed and sold these devices for the past three years and intends to expand the capabilities of the devices to allow them to be sold into a larger market sectors. The company beleives that farther of the Am360 IP gateway devices is needed in order to increase sales and expand into different market sectors. It also believes that advertsing, trade show appearances and direct marketing will increase revenueand market penetration. The addition development expense along with increased advertising and marketing expenses substantial increases in research and development expenses and will require the Company to rely on equity and debt financing to supplement cash flow from operations. Management believes its new business strategy and anticipated increases in revenue and gross margins as well as efforts to reduce cost, will anable it to alleviate some its liquidity and profitability issues. However, as part of its revised business strategy, and in recognition of current economic conditions, the Company plans to raise additional debt or equity capital and is discussing debt and equity finance options with private individuals and allied groups.

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

NOTE 4 -INSTALLATION CONTRACT

In January 2012, the Company entered into a contract to furnish materials, equipment and supervision as well as labor and other services for installation of a communication system to a regional airport for a total contract price of approximately $234,000.

The Company recorded the revenues associated with the contract in accordance with ASC 605-25 Multiple Element Arrangements. Accordingly, management identified the separate units of accounting for delivered and deliverable items, which included equipment, software, labor and installation fees.  Equipment and software consisted of items sold by the Company in its normal course of business and were recorded at the standard sales price. Labor revenue was recorded at the Company’s standard hourly rates. The project was determined to be substantially completed on March 31, 2012 as all equipment and software had been delivered to the customer and all necessary labor had been completed.   Of the total contract amount received, equipment, software and labor revenues recognized were approximately $83,000.

NOTE 5 -PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2012 and 2011 consisted of the following:

			ESTIMATED
			USEFUL LIFE
	2012	2011	(IN YEARS)
Software	$ 47,823	$ 47,823	4
Network equipment	32,653	32,653	4
RoIP equipment and software	3,873	3,873	5
Office equipment and furniture	30,226	30,226	5
Testing and R & D equipment	21,550	21,550	5
	136,125	136,125

Less accumulated depreciation	(133,783)	(123,924)

Net property and equipment	$ 2,342	$ 12,201

Depreciation expense totaled $9,858 and $13,069 for the years ended September 30, 2012 and 2011, respectively.

NOTE 6 -DEFERRED TAX ASSETS

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2012 and 2011 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets (liabilities) are:

<

	2012	2011

Consolidated NOL carryover	$8,451,000	$7,207,000

Deferred tax asset from NOL carryover arising from current net effective tax rate	$3,295,000	$2,810,000
Net deferred income tax asset	3,295,000	2,810,000
Less: valuation allowance	(3,295,000))	(2,810,000)
Total deferred income tax assets	$0.00	$0

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2012	2011

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0	5.0%
Effective rate for deferred tax asset	39.0%	39.0%
Less: Valuation allowance	(39.0%)	(39.0%)
Effective income tax rate	0.0%	0.0%

A valuation allowance is required if it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. For income tax purposes, the Company has approximately $8,451,000 in consolidated net operating loss carry forwards, subject to limitations, that expire in the years 2014 through 2030. The valuation allowance increased $485,000 in 2012 due to an increase in the consolidated NOL carryover of $3.3 million.

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

NOTE 7 -NOTES PAYABLE - STOCKHOLDERS

The Company issued three notes payable to a stockholder totaling $115,000 during the year ended September 30, 2011 and an additional note for $45,000 on December 9, 2011. The notes call for interest payable at 10% quarterly and have a maturity date of December 31, 2012. In April 2012, the noteholder assigned $50,000 of principal due under the terms of these notes to four separate entities. Subsequently the four noteholders converted the $50,000 of promissory notes into 6,667 shares of the company’s common stock. Total principal due at September 30, 2012 under the  note is $110,000. On December 31, 2012 the notes were extended to December 31, 2013.

On June 26, 2012, the Company entered into a promissory note for $10,000 with an existing noteholder. The note bears a 10% interest rate, unsecured and is due on December 31, 2013.

The Company has  other notes payable due to five stockholders totaling $166,142 as of September 30, 2012. These notes range in interest from 10% to 15% which is payable quarterly. All of these notes matured on December 31, 2012. As further discussed in Note 12, subsequent to year end $120,416 of these promissory notes plus accrued interest notes were converted to shares of Series C preferred stock and one note for $20,726 was extended to December 31, 2013.

Interest expense on notes payable – stockholders was $38,588 in 2012 and $22,752 in 2011.

NOTE 8  -CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

On November 15, 2011, January 19, 2012 and August 22, 2012 the Company entered into securities purchase agreements (the “Purchase Agreement”) with an investor and issued  convertible promissory notes in the amount of $60,000, $37,500 and $37,500, respectively (the “Notes”).  The Notes bear interest at 8% per annum and mature on August 15, 2012, October 23, 2012, and May 24, 2013 respectively. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of both Notes shall be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain prepayment options whereby the Company may make payments to the holder based on the length of time the Notes have been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180, days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right of prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

The convertible notes payable dated November 15, 2011 and January 19, 2012 were amended on August 22, 2012. Under the terms of the amendments, the conversion rate was changed to 40% multiplied by the Variable Conversion Rate redefined as the lowest closing bid price during the ninety trading days prior to the date of the conversion.

On August 17, 2012 the Company defaulted on a Convertible Promissory Note dated November 15, 2011. As a result of the default the Company is required to pay 150% on the remaining principal amount of $44,000 and is subject to a default interest rate of 22% until paid in full. The default penalty of $22,000 is included in accrued expenses as of September 30, 2012. On October 23, 2012 the Company defaulted on a Convertible Promissory Note dated January 19, 2012.  The default penalty of $18,750 is also included in Accrued expenses as of September 30, 2012

In May 2012, the noteholder converted $8,000 of the November 15, 2011 convertible note into 1,481 shares of the Company’s common stock.

In June 2012, the noteholder converted $8,000 of the November 15, 2011 convertible note into 2,930 shares of the Company’s common stock.

In August 2012, the noteholder converted $8,000 of the November 15, 2011 convertible note into 4,598 shares of the Company’s common stock.

In September 2012, the noteholder converted $8,800 of the November 15, 2011 convertible note into 18,334 shares of the Company’s common stock.

As a result of the partial conversion of the notes, $61,168 was reclassified from derivative liability to additional paid in capital.

Interest expense on the convertible notes payable for the year ended September 30, 2012 was $96,307 including $71,122 of discount amortization.

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

The embedded derivatives of the remaining Notes were re-measured at September 30, 2012 yielding a loss on change in fair value of the derivatives of $47,256 for the year ended September 30, 2012, net of a gain on the change in fair value of $100,932 recognized upon the note amendments. The derivative value of the remaining notes at September 30, 2012, yielded a derivative liability at fair value of $ 143,678.

NOTE 9 -EQUITY TRANSACTIONS

Preferred Stock

In June 2010, the Board of Directors voted to amend the Company’s Articles of Incorporation in order to authorize the issuance of 200 million shares of Preferred Stock with a par value of $0.001 per share. Concurrently, the Board designated the preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred stock is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option. Each Series A Preferred Holder is also entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis

In August 2012, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series B Preferred Stock setting forth the rights and preferences of the Series B Preferred Stock. Among other things, the Certificate of Designation (i) authorizes ten (10) shares of the Corporation’s preferred stock to be designated as “Series B Preferred Stock”; (ii) grants no conversion rights to the holders of the Series B Preferred Stock; (iii) provides that the holders of Series B Preferred Stock shall vote with the holders of the Corporation’s common stock and any class or series of capital stock of the Corporation hereafter created; and (iv) provides that if at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred stock at any given time, regardless of their number, shall have voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stocks which are issued and outstanding at the time of voting.

On September 13, 2012, the Board of Directors voted to decrease the par value of the Company’s authorized preferred stock from $.001 per share to $.00001 per share.

As further discussed in Note 12, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate Series C and Series D Convertible Preferred Stock.

During the year ended September 30, 2011, the Company issued 650,000 shares of Series A Convertible Preferred Stock to the preferred shareholder for $650,000. In addition, in May 2011, the Company issued 174,000 shares of Series A Convertible Preferred Stock to the preferred shareholder in exchange for the shareholder's agreement to cancel 5,800 shares of the Company's common stock issued and registered to the shareholder.

In September 2012, the Board of directors authorized the issuance of one share of Series B Preferred Stock along with 6,567 shares of its common stock to its sole director in lieu of accrued consulting fees amounting to $27,850.

Dividends payable on Series A Convertible Preferred Stock of approximately $21,657 and $42,249 are included in Accrued Expenses as of September 30, 2012 and 2011, respectively.

Common Stock

On September 13, 2012, the Board of Directors voted to increase the Company’s  authorized shares of common stock to 5,000,000,000 shares and to decrease the par value to $.00001 per share.

Common Stock issued for services

In April 2011, the Company issued 2,860 shares of the Company's common stock to two consultants in exchange for services valued at approximately $54,000.

In January 2012, the Company issued 1,666 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $12,500.

In February 2012, the Company issued 1,250 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $11,250.

In March 2012, the Company issued 6,667 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $37,500. The Company cancelled 5,000 of these shares in September 2012 due to non-performance.

In July 2012, the Company issued 11,750 shares of the Company’s common stock to one consultant in exchange for services valued at approximately $35,250.

Common stock issued for conversion of accounts payable and accrued expenses

In September 2011, two officers and directors of the Company converted accrued consulting fees of $50,800 into 2,932 shares of common stock.

In December 2011, the Company issued 1,224 shares of the Company’s common stock to one consultant in exchange for services valued at $7,342.

In April 2012, two officers and directors of the Company converted accrued consulting fees of $36,000 into 3,286 shares of common stock and the 1,279 shares of the Company’s common stock to one consultant for conversion of accrued expenses valued at $14,000.

In June 2012, an officer and director of the Company converted accrued consulting fees of $56,703 into 4,785 shares of common stock and a former officer and director of the Company converted accrued consulting fees of $56,251 into 4,747 shares of common stock.

In September 2012, an officer and director of the Company converted accrued consulting fees of $27,850 into 6,568 shares of common stock and one share of Series B Preferred stock. The Company also issued 12,681 shares of the Company’s common stock to three consultants for conversion of accrued expenses valued at approximately $51,000.

Common Stock issued in lieu of cash dividends

In April 2011, the Company issued 791 shares of the Company's common stock to preferred shareholders in lieu of a cash dividend of $23,724.

In September 2012, the Company issued 7,117 shares of the Company’s common stock  in lieu of accrued dividends due to the stockholder in the amount of approximately $106,745.

Common Stock issued for conversion of notes payable

In May 2012, $50,000 of a notes payable - stockholder were converted into 6,667 shares of the Company’s common stock.

In May 2012, the convertible  noteholder converted $8,000 of the November 15, 2011 convertible note into 1,481 shares of the Company’s common stock.

In June 2012, the convertible  noteholder converted $8,000 of the November 15, 2011 convertible note into 2,930 shares of the Company’s common stock.

In August 2012, the convertible  noteholder converted $8,000 of the November 15, 2011 convertible note into 4,598 shares of the Company’s common stock.

In September 2012, the convertible  noteholder converted $8,800 of the

November 15, 2011 convertible note into 18,334 shares of the Company’s common stock.

Consultant Stock Plans

During the year ended September 30, 2011, the Company adopted the Cleartronic, Inc. 2011 Consultant Stock Plan to assist the Company in obtaining and retaining the services of persons providing consulting services to the Company. In April 2011, the Company filed a registration statement with the Securities and Exchange Commission registering 6,666 shares of the Company's common stock for issuance under the plan.

During the year ended September 30, 2005, the Company adopted the GlobalTel IP, Inc. 2005 Incentive Equity Plan (the “Plan”) allocating up to 1,666five million shares of the Company’s common stock to offer incentives to key employees, contractors, directors and officers.

The following table summarizes information about stock options outstanding at September 30, 2012:

Stock Options
	Options	Wtd. Avg. Exercise Price
Outstanding at September 30, 2010	2,367	$261.00
Granted/Issued	--	--
Exercised	--	--
Expired/Canceled	--	--
Outstanding at September 30, 2011 Granted/Issued Exercised Expired/Canceled	2,367 -- -- (267)	$261.00 -- -- $825.00
Outstanding at September 30, 2012	2,100	$189.00

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.00 to $0.030	1,333	3.25 yrs	$ 90.00	1,333	$ 0.00
$0.04 to $0.120	767 2,100	1.25 yrs 2.25 yrs	$360.00 $189.00	767 2,100	$360.00 $189.00

In October 2010, the 2005 Incentive Equity Plan expired. During the year ended September 30, 2012, the Company granted no options, and 267 options expired.

Outstanding options held by officers parties as of September 30, 2012 amounted to 583 and as of September 30, 2011 amounted to 1,233.

Warrants

During the year ended September 30, 2011, 4,067 warrants were issued to three consultants for services rendered (including one officer and director). The Company recorded an expense of $71,000 as a result of the issuance.

The Company applied fair value accounting for these share based payment awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

Exercise price	$3.00 - $30.00
Expected dividends	0%
Expected volatility	199%
Risk free interest rate	0.96%
Expected life of warrant	5 years
Expected forfeitures	0%

During the year ended September 30, 2012, 1,095 warrants were issued to a consultant for conversion of accrued fees totaling $12,000. In addition, during the year ended September 30, 2012, 167 warrant expired.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price
Outstanding at September 30, 2010	5,124	$ 360.00
Granted	4,067	$ 4.11
Expired/Cancelled	(45)	$ 600.00
Outstanding at September 30, 2011	9,146	$ 195.00
Granted	1,096	$ 30.00

Expired/Cancelled	(167)	$ 825.00
Outstanding at September 30, 2012	10,075	$ 167.07

Warrants exercisable at September 30, 2012	10,075	$ 167.07
Warrants outstanding at September 30, 2012	10,075	$ 167.07

The following table summarizes the number of outstanding warrants with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested warrants with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Warrants	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Warrants	WA Vested Exercise Price
$3.00 to $825.00	10,075	1.08 yrs	$167.07	10,075	$167.07

NOTE 10 -RELATED PARTY TRANSACTIONS

Included in Accounts Payable is approximately $125,000 and $109,000 at September 30, 2012 and September 30, 2011, respectively, due to a stockholder who provides engineering and consulting services to the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 3,400 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $6,500. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2014.

Future lease commitments are as follows for the years ended September 30:

2013

                      $   79,904

2014                   83,100

                      $ 163,004

Rental expense incurred during the years ended September 30, 2012 and 2011 was $76,905 and $82,578, respectively.

MAJOR CUSTOMER

Approximately 60% of the Company’s revenues for the year ended September 30, 2012 was derived from three customers.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2012 and 2011, the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the years ended September 30, 2012 and 2011, this vendor represented approximately 36% and 67%, respectively, of the total cost of revenue. The Company has contracted with a single local manufacturing facility to maintain its component parts inventory and to assemble its developed line of IP gateway devices. Interruption to either its software vendor or manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 14, 2013, which is the date the consolidated financial statements were issued.

Employment Agreement

In October 2012, the Company entered into an Employment Agreement with Larry M. Reid, the Chief Executive Officer and a director of the Company. The Agreement provides that Mr. Reid serve as Chief Executive Officer for one year and receive a base salary of $5,000 per month and 1,000,000 shares of the Company’s common stock.

Preferred Share Authorization

In October 2012, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series C and Series D Convertible Preferred Stock setting forth the rights and preferences of the Series C and D Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series C Preferred (i) authorizes fifty million (50,000,000) shares of the Corporation’s preferred stock to be designated as “Series C Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series C Preferred Stock; (iii) provides that each share of Series C Preferred Stock shall ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $2.50 per share; (vii) entitles the holder of the Series C Preferred Stock to receive dividends when, as and if declared by the Board of Directors. Among other things, the Certificate of Designation for the Series D Preferred (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series D Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series D Preferred Stock; (iii) provides that each share of Series D Preferred Stock shall ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $5.00 per share; (vii) entitles the holder of the Series C Preferred Stock to receive dividends when, as and if declared by the Board of Directors.

Stock Option Plan

In October 2012, the Company amended the Cleartronic, Inc. 2011 Consultant Stock Plan to increase the number of shares authorized under the plan to 177,333 shares of common stock. In October 2012, the Company filed a registration statement with the Securities and Exchange Commission registering 166,666 shares of the Company's common stock for issuance under the plan. Following the filing of the registration statement the Company issued 166,666 to six consultants for services provided the Company valued at approximately $103,750.

Promissory Note

In November 2012, the Company issued a promissory note to a stockholder for $10,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

In December 2012, the Company issued a promissory note to a stockholder for $4,400. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

In January 2013, the Company issued a promissory note to a stockholder for $2,000. The note bears interest at 10%, is payable quarterly and matures on December 31, 2013.

Common Stock Issuances

In October 2012, a convertible noteholder converted $7,000 of a convertible note into 27,500 shares of common stock.

Preferred Stock Issuances

In October 2012, the Companu sold 14,000 share of Series C Preferred Stock to two individuals for $35,000 in cash. The Company also issued 429,600 shares of Series C Preferred Stock in exchange for 1,074,000 shares of Series A Preferred Stock and 2,170 shares of Series C stock for the conversion of one promissory note in the amount of $5,000 along with $425 of accrued interest.

In November 2012, a note holder converted three promissory notes in the amount of $110,000 along with $10,127 of accrued interest into 48,051 shares of Series C Preferred Stock.

In December 2012, a note holder converted two promissory notes in the amount of $16,959 along with $1,192 of accrued interest into 7,260 shares of Series C Preferred Stock. In addition, the Company issued 116,500 shares of Series C Convertible Preferred Stock to six consultants for approximately $218,750 in accrued consulting fees and $72,500 for future servicesand 20,000 shares of Series C Convertible Preferred Stock to one consultant for approximately $50,000 in services.

In December 2012 the Company issued 1,270,880 shares of Series C Convertible Preferred Stock to 34 shareholders in exchange for 29,741 shares of their common stock.