Form 10-Q
period 2012-12-31
Cleartronic, Inc.
filed 2013-02-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,001,330,970 shares as of February 19, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	December 31,	September 30,
	2012	2012
	(unaudited)
Current assets:
Cash	$ 4,093	$ 38,420
Accounts receivable, net	505	2,468
Inventory	28,672	30,067
Prepaid expenses and other current assets	23,991	293,713
Deferred loan costs	1,331	2,369

Total current assets	58,592	367,037

Property and equipment, net	794	2,342

Total assets	$ 59,386	$ 369,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 440,042	$ 991,843
Accrued expenses	224,846	201,657
Deferred revenue, current portion	27,068	31,110
Convertible notes payable, net of discount of $33,167 and $51,078	61,333	51,122
Derivative liability	221,169	143,678
Notes payable - stockholders	168,583	286,142

Total current liabilities	1,143,041	1,705,552

Long Term Liabilities
Deferred revenue, net of current portion	22,935	28,002

Total liabilities	1,165,976	1,733,554

Stockholders' equity (deficit):
Series A preferred stock - $.001 par value; 1,250,000 shares authorized,
1,074,000 shares issued and outstanding	11	11
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 and 0 shares issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
1,533,670 and 0 shares issued and outstanding	15	-
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding		-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
1,301,341 and 139,916 shares issued and outstanding, respectively	13	1
Additional paid-in capital	9,788,042	7,572,635
Accumulated Deficit	(10,894,671)	(8,936,822)

Total stockholders' equity (deficit)	(1,106,590)	(1,364,175)

Total liabilities and stockholders' equity (deficit)	$ 59,386	$ 369,379

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three	For Three
	Months Ended	months ended
	December 31,	December 31,
	2012	2011

Revenue	$ 101,825	$ 99,129

Cost of Revenue	54,780	64,099

Gross Profit	47,045	35,030

Operating Expenses:
Selling expenses	5,223	35,920
Administrative expenses	1,279,160	217,326
Research and development	3,000	56,976
Depreciation	1,548	2,488

Total Operating Expenses	1,288,931	312,710

(Loss) from operations	(1,241,886)	(277,680)

Other Income (Expenses)
(Loss) Gain on derivative financial instrument	(104,854)	6,532
Gain on debt conversion, net	367,046	-
(Loss) share exchange	(919,642)	-
Interest and other expenses	(58,448)	(38,615)

Total Other Expenses	(715,898)	(32,083)

Net (loss)	$ (1,957,784)	$ (309,763)

(Loss) per share - basic and diluted	$ (1.58)	$ (2.26)

Weighted average of shares outstanding:
Basic and diluted	1,236,472	136,916

See the accompanying notes to these condensed consolidated financial statements

>

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three	For Three
	Months Ended	Months Ended
	December 31,	December 31,
	2012	2011

Net (Loss)	$(1,957,784)	$(309,763)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation	1,548	2,488
Change in fair value of derivative liability	104,854	(3,215)
Amortization of notes payable discount	17,911	3,597
Amortization of deferred loan costs	1,038	-
Common and preferred stock issued for compensation and services	949,238	-
Gain on conversions of liabilities to common and preferred stock	(367,046)	-
Loss on exchange of stock and stock equivalents	919,642	-
(Increase) decrease in assets:
Accounts receivable	1,963	-
Inventory	1,395	2,834
Prepaid expenses and other current assets	269,675	(33,000)
Increase (decrease) in liabilities:
Accounts payable	(51,976)	88,146
Accrued expenses	34,924	97,522
Deferred revenue	(9,109)	42,216

Net Cash Used in Operating Activities	(83,727)	(109,175)

Cash Flows From Financing Activities:
Principal payments on notes payable	-	(547)
Proceeds from issuance of preferred stock	35,000	-
Proceeds from notes payable	-	60,000
Proceeds from notes payable - stockholders	14,400	45,000

Net Cash Provided by Financing Activities	49,400	104,453

Net Decrease in Cash	(34,327)	(4,722)

Cash - Beginning of Period	38,420	39,188

Cash - End of Period	$ 4,093	$34,466

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$3,666

NON-CASH FINANCING ACTIVITY
During the three months ended December 31, 2012, the Company converted $499,325 in accounts payable to common stock and Series C preferred stock
During the three months ended December 31, 2012, the Company converted $143,703 in notes payable to stock holders to common stock and Series C preferred stock
During the three months ended December 31, 2012, the Company converted $22,221 in convertible notes payable and derivative liability to common stock.
During the 3 months ended December 31, 2011, the Company converted $7,342 in accrued expenses to shares of common stock.

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2012

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

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

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2012 and 2011, the Company had $3,000 and $56,976, respectively, in research and development costs from continuing operations.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

Installation and integration services are recognized upon completion.

EARNINGS PER SHARE

Basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations. Accordingly, for purposes of dilutive earnings per share, the Company excluded the effect of warrants and options, convertible preferred stock and convertible notes.

As of December 31, 2012 and 2011, we had outstanding options and warrants exercisable for an aggregate of 10,608 and 11,512 shares of common stock, respectively.  As of December 31, 2012 and 2011, we had 1,074,000 shares of Series A Convertible Preferred stock outstanding. 500,000 Series A shares were convertible into 50,000,000 shares of common stock on December 31, 2012. No Series A shares were convertible on December 31, 2011.  As of December 31, 2012, we had 1,534,670 shares of Series C Convertible Preferred stock outstanding which are convertible into 383,667,500,000 shares of common stock. There were no Series C Convertible Preferred shares outstanding on December 31, 2011. As of December 31, 2012, we had three convertible notes outstanding with a principal amount of $94,500. Each convertible note is convertible into shares of common stock at a discount to the current market price of the stock. The Company had reserved 612,031,434 shares of common stock for potential conversions effected by the note-holder.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  For the three months ending December 31, 2012 and 2011, the Company had a reserve of $5,000 and $0, respectively.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,540 during the three months ended December 31, 2012, and $3,431 during the three months ended December 31, 2011.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

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

NOTES PAYABLE TO STOCKHOLDERS

In November 2012, the Company entered into a promissory note for $10,000 with a stockholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

In December 2012, the Company entered into a promissory note for $4,400 with a stockholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

As discussed further in Note 6, during the three months ended December 31, 2012, the Company converted $131,959 in principal and acrued interest to 57,481 shares of Series C Convertible Preferred Stock.

Interest expense on the notes payable to stockholders was $7,003 and $16,958 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 5 -

CONVERTIBLE PROMISSORY NOTES AND EMBEDDEDED DERIVATIVE LIABILITIES

On November 15, 2011, January 19, 2012 and August 22, 2012 the Company entered into securities purchase agreements (the “Purchase Agreement”) with an investor and issued  convertible promissory notes in the amount of $60,000, $37,500 and $37,500, respectively (the “Notes”).  The Notes bear interest at 8% per annum and mature on August 15, 2012, October 23, 2012, and May 24, 2013 respectively. The Notes may be converted into unregistered shares of the Company’s common stock at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The original conversion price of the notes  was equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain prepayment options whereby the Company may make payments to the holder based on the length of time the Notes have been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180, days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right of prepay. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

The convertible notes payable dated November 15, 2011 and January 19, 2012 were amended on August 22, 2012. Under the terms of the amendments, the conversion rate was changed to 40% multiplied by the Variable Conversion Rate redefined as the lowest closing bid price during the ninety trading days prior to the date of the conversion.

On August 17, 2012 the Company defaulted on a Convertible Promissory Note dated November 15, 2011. As a result of the default the Company is required to pay 150% on the remaining principal amount of $44,000 and is subject to a default interest rate of 22% until paid-in-full. The default penalty of $22,000 is included in accrued expenses as of December 31, 2012.. On October 23, 2012 the Company defaulted on a Convertible Promissory Note dated January 19, 2012.  The default penalty of $18,750 is also included in accrued expenses as of December 31, 2012.

During the three months ended December 31, 2012, $7,700 of principal was converted to 27,500 shares of common stock. As a result of the partial conversion of the notes, $14,521 was reclassified from derivative liability to additional paid in capital.

Interest expense on the convertible notes payable for the three months ended December 31, 2012 and 2011 was $29,787 and $7,519, including $17,911 and 3,597 of discount amortization, respectively.

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

The embedded derivatives of the remaining convertible notes were re-measured at December 31, 2012 and 2011 yielding a loss on change in fair value of the derivatives of $104,854 and $6,532, respectively. The derivative value of the remaining notes at December 31, 2012, yielded a derivative liability at fair value of $221,169.

NOTE 6 -

EQUITY

Common Stock

In October 2012, a noteholder converted $6,600 of a convertible note into 18,334 shares of the Company’s common stock.

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

In October 2012, the Company issued 1,000,000 shares of restricted common stock to the Company’s CEO under the terms of an employment agreement.

In October 2012, the Company issued 25,000  shares of common stock to a consultant for professional services valued at $22,728 and 141,666 shares of common stock to five consultants for the conversion of $93,750 of accounts payable. The Company recognized a loss on the conversion of accounts payable of $35,037.

In November 2012, a noteholder converted $1,100 of a convertible note into 9,166 shares of the Company’s common stock.

Preferred Stock

In October 2012, two individuals purchased 14,000 shares of the Company’s Series C Convertible Preferred stock for $35,000 cash.

In October 2012, a note-holder converted $5,425 in principal and accrued interest into 2,170 shares of Series C Convertible Preferred stock. The Company recognized a gain on the conversion of $3,841.

In November 2012, a note-holder converted $120,127 in principal and accrued interest into 48,051 shares of Series C Convertible Preferred stock. The Company recognized a gain on the conversion of $85,849.

In December 2012, the Company issued 4,879 shares of Series C Convertible Preferred stock to one individual for the cancellation of 1,566 warrants and 83 options. The Company recognized a loss on the exchange of $3,562.

In December 2012, a note-holder converted $18,151 in principal and accrued interest into 7,260 shares of Series C Convertible Preferred stock. The Company recognized a gain/loss on the conversion of $12,851.

In December 2012, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. Six consultants to the Company converted $406,075 in accounts payable into 162,430 shares of Series C Convertible Preferred stock. The Company recognized a gain of $287,503 on the conversion of accounts payable.

During the three months ended December 31, 2012, the Company entered into exchange agreements with 35 common stockholders to exchange 29,741 shares of common stock valued at approximately $12,000 into 1,270,880 shares of Series C Convertible Preferred stock. The Company recognized a loss on the exchange of $916,080. The Company will cancel all shares of common stock received in the exchange.

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

Dividends payable on Series A Convertible Preferred Stock of approximately $43,000 are included in Accrued Expenses at December 31, 2012.

NOTE 7 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $13,560 and $19,836 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 8 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 19, 2019, which is the date the consolidated financial statements were issued.

In January 2013, the Company entered into exchange agreements with 14  common stockholders to exchange 23,743 shares of common stock for  236,145  shares of Series C Convertible Preferred stock.

In January 2013, two consultants to the Company agreed to receive 14,916 shares of Series C Convertible Preferred stock in exchange for cancellation of 3,630 options and warrants.

In January 2013, two consultants agreed to receive 20,200 shares of Series C Convertible Preferred stock in exchange for forgiveness of $50,500 in accrued consulting fees due.

In January 2013, the CEO of the Company exercised the conversion of 8,000 shares of Series C Preferred stock at the stated conversion rate of 250,000 shares of common stock for each share of Series C Preferred stock resulting in the issuance of 2,000,000,000 restricted shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., designs, builds sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability.

Results of Operations – Three Months Ended December 31, 2012 and 2011

Revenues

Revenues increased approximately 2% to $101,825 for the three months ended December 31, 2012 as compared to $99,129 for the three months ended December 31, 2011. The increase was due to an increase in sales of AudioMate AM360 IP gateways.

Cost of Revenues

Cost of revenues was $54,780 for the three months ended December 31, 2012 as compared to $64,099 for the three months ended December 31, 2011, a decrease of approximately 14%. The decrease was due to increased sales of proprietary equipment which support higher gross profit margins than equipment and software that is resold on behalf of third party suppliers.

Operating Expenses

Operating expenses for the three months ended December 31, 2012 were $1,288,931 compared to $312,710 for the three months ended December 31, 2011, an increase of approximately 312%. This increase was primarily  due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO.

Loss from Operations

Loss from operations for the three months ended December 31, 2012 was $1,241,886 compared to a loss of $277,680 for the three months ended December 31, 2011. The increase in loss from operations in 2012 versus 2011 was primarily due to an increase in professional fees paid either through cash or stock compensation.  Gross profit margins increased to approximately 46% in the three months ended December 31, 2012 from approximately 35% for the three months ended December 31, 2011. This increase was primarily due to higher margins from sales of proprietary equipment.

Other Income (Expenses)

Other expenses were $715,898 during the three months ended December 31, 2012 compared with $32,083 for the three months ended December 31, 2011.  The increase is attributable to losses on the exchanges of Series C preferred stock for common stock totaling approximately $919,000. The increase is also due to a loss from the change in fair value of derivative liabilities related to convertible debt of approximately $105,000. Interest expense on the convertible debt totaled approximately $27,000. These expenses were offset by gains on the conversions of stockholder notes payable and accounts payable totaling approximately $354,000.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $1,957,784 for the three months ended December 31, 2012 compared to a net loss of $309,763 for the three months ended December 31, 2011. Net loss per common share was $1.58 and $2.26 for the three months ended December 31, 2012 and 2011, respectively. The increase in net loss is primarily applicable to stock compensation and losses on exchanges of preferred stock for common stock.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $83,727 for the three months ended December 31, 2012 compared to $109,175 for the three months ended December 31, 2011. The decrease in cash used by operations was due to an increase in gross profit and a decrease in recurring overhead expenses.

Net cash provided by financing activities was $49,400 for the three months ended December 31, 2012 compared to $104,453 for the three months ended December 31, 2011. The decrease was primarily due to lower debt financing of $14,400 along with the sale  of $35,000 of the Company's preferred stock in the three months ended December 31, 2012  The Company raised $105,000 in debt financing for the same period in 2011.

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

We believe that in order to fund our business plan, we will need approximately $1.7 million in new equity or debt capital. In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities. We intend to continue to seek private financing from existing stockholders and others.

The costs to operate our current business are approximately $140,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $310,000 per month. Accordingly, in the absence of revenues, we will need to secure $140,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we would need to secure $1,680,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 60 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the CEO and PFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2012 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2012 the Company entered into securities purchase agreement (the “Purchase Agreement”) with two investors and who purchased 14,000 shares of Series C Convertible Preferred stock for $35,000 in cash. Each Series C Convertible Preferred Share is convertible into the Company's common stock after one year at the conversion price of the par value of the common stock at the time of conversion at the the holder's option. The proceeds from the sales were used to fund operating expenses.

On November 29, 2012 the Company entered into a promissory note for $10,000 with an existing shareholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

On December 20, 2013 the Company entered into a promissory note for $4,400 with an existing shareholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

(a)

None.

(b)

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6 3.7 3.8	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3) Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4) Bylaws. (1)
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

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

(2) (3) (4) (5) (6) (7) (8)

Filed as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 28, 2008, and hereby incorporated by reference.

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

Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012 and hereby incorporated by reference.

Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and hereby incorporated by reference.

Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012 and hereby incorporated by reference.

-19-

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 19, 2013	By:	/s/ Larry M. Reid
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer