Form 10-Q/A
period 2012-12-31
Cleartronic, Inc.
filed 2013-02-25
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q/A

(Amendment no.1 to Form 10-Q)

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
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1	Amended Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Amended Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Amended Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.

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

CLEARTRONIC, INC.

Date: February 25, 2013	By:	/s/ Larry M. Reid
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer