Form 10-Q
period 2013-03-31
Cleartronic, Inc.
filed 2013-05-20
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,057,085,859 shares as of May 20, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

ASSETS
	March 31,	September 30,
	2013	2012
	(unaudited)
Current assets:
Cash	$ 13,684	$ 38,420
Accounts receivable, net	4,865	2,468
Inventory	48,835	30,067
Prepaid expenses and other current assets	516,564	293,713
Deferred loan costs	-	2,369

Total current assets	583,948	367,037

Property and equipment, net	-	2,342

Total assets	$ 583,948	$ 369,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 397,588	$ 991,843
Accrued expenses	182,643	201,657
Deferred revenue, current portion	26,233	31,110
Convertible notes payable, net of discount of $0 and $51,078	-	51,122
Derivative liability	-	143,678
Customer deposits	37,000	-
Notes payable - stockholders	306,413	286,142

Total current liabilities	949,877	1,705,552

Long Term Liabilities
Deferred revenue, net of current portion	17,868	28,002

Total liabilities	967,745	1,733,554

Stockholders' equity (deficit):
Series A preferred stock - $.001 par value; 1,250,000 shares authorized,
574,000 and 1,074,000 shares issued and outstanding	6	11
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,501,907 and 0 shares issued and outstanding	25	-
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,057,085,859 and 136,916 shares issued and outstanding, respectively	20,571	1
Additional paid-in capital	10,784,557	7,572,635
Accumulated Deficit	(11,188,956)	(8,936,822)

Total stockholders' equity (deficit)	(383,797)	(1,364,175)

Total liabilities and stockholders' equity (deficit)	$ 583,948	$ 369,379

CLEARTRONIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Revenue	$ 114,568	$ 260,845	$ 216,393	$ 359,974

Cost of Revenue	59,731	205,673	114,512	269,772

Gross Profit	54,837	55,172	101,881	90,202

Operating Expenses:
Selling expenses	8,524	39,485	13,747	75,405
Administrative expenses	172,814	138,416	1,452,018	355,406
Research and development	-	60,841	3,020	118,117
Depreciation	794	2,402	2,342	4,890

Total Operating Expenses	182,132	241,144	1,471,127	553,818

(Loss) from operations	(127,295)	(185,972)	(1,369,246)	(463,616)

Other Income (Expenses):
Gain on derivative financial instrument	122,909	16,520	18,055	23,052
Gain on debt conversion, net	105,081	-	472,127	-
(Loss) on share exchange	(348,644)	-	(1,268,286)	-
Interest and other expense	(46,373)	(46,989)	(104,820)	(85,604)

Total Other Expenses	(167,027)	(30,469)	(882,924)	(62,552)

Net loss	(294,322)	(216,441)	(2,252,170)	(526,168)

(Loss) per Common Share	$ (0.00021)	$ (4.464)	$ (0.003)	$ (11.237)

(Loss) per Common Share
basic and diluted	$ (0.00021)	$ (4.464)	$ (0.003)	$ (11.237)

Weighted Average Number of
Shares Outstanding -
basic and diluted	1,370,836,289	48,490	678,511,862	46,823

CLEARTRONIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2013	March 31, 2012

NET LOSS	$ (2,252,170)	$ (526,168)

Adjustments to reconcile net (loss) to net cash (used) in
operating activities:
Depreciation	2,342	4,890
Gain on change of fair value of derivative liability	(18,055)	(23,052)
Amortization of notes payable discount	51,618	12,504
Amortization of deferred loan costs	1,331	-
Common and preferred stock issued for compensation and services	1,311,524	-
Gain on conversions of liabilities to common and preferred stock	(472,127)	-
Loss on exchange of stock and stock equivalents	1,268,286	-
(Increase) decrease in assets:
Accounts receivable	(2,397)	3,200
Inventory	(18,768)	9,023
Prepaid expenses and other current assets	-	(12,411)
Increase (decrease) in liabilities:
Accounts payable	(21,540)	202,583
Accrued expenses	43,231	182,912
Customer deposit	37,000	-
Deferred revenue	(15,011)	33,749

Net Cash Used in Operating Activities	(84,736)	(112,770)

Cash Flows From Financing Activities
Principal payments on notes payable	-	(2,080)
Proceeds from issuance of preferred stock	35,000	-
Payment of convertible notes payable and related liabilities	(125,000)	-
Proceeds from convertible notes payable	-	95,000
Proceeds from note payable - stockholders	150,000	45,000

Net Cash Provided by Financing Activities	60,000	137,920

Net (Decrease) Increase in Cash	(24,736)	25,150

Cash - Beginning of Period	38,420	39,188

Cash - End of Period	$ 13,684	$ 64,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 32,134	$ 9,033

NONCASH FINANCING ACTIVITY:
During the six months ended March 31, 2013, the Company converted $623,215 in accounts payable and accrued expenses to common stock and Series C preferred stock
During the six months ended March 31, 2013, the Company converted $143,703 in notes payable and accrued interest to stock holders to common stock and Series C preferred stock.
During the six months ended March 31, 2013, the Company converted $7,700 in convertible notes payable and $27,363 derivative liability to common stock.
During the six months ended March 31, 2013, the Company issued common stock for $618,251 in prepaid consulting services

During the 6 months ended March 31, 2012, the Company issued
3,671,301 shares of common stock for conversion of accrued expenses of $7,342

During the 6 months ended March 31, 2012, the Company issued
8,750,000 shares of common stock to consultants for services valued at $21,875

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

NOTE 1   -

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. The Company designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name.

On September 13, 2012, the Board of Directors voted to decrease the par value of the Company’s authorized and outstanding common and preferred stock to $.00001 per share. On November 28, 2012, the Board of Directors authorized a 3000 to 1 reverse stock split of its common shares. The reverse split was approved by the Financial Industry Regulatory Authority (FINRA) on December 4 and became effective on December 28, 2012. All share and per share amounts included in the condensed consolidated financial statements have been adjusted retroactively to reflect the effects of the par value change and the reverse stock split.

NOTE 2   -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

March 31, 2013

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending March 31, 2013 and 2012, the Company had $0.00 and $60,841, respectively, in research and development costs from continuing operations. For the six months ending March 31, 2013 and 2012, the Company had $3,020 and $118,117, respectively, in research and development costs from continuing operations.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

As of March 31, 2013 and 2012, we had outstanding options and warrants exercisable for an aggregate of 1,784 and 11,163 shares of common stock, respectively.  As of March 31, 2013 and 2012, we had 574,000 and 1,074,000 shares of Series A Convertible Preferred stock outstanding convertible into 57,400,000 and 107,400,000 common shares, respectively.  As of March 31, 2013, we had 2,501,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 625,476,750,000 shares of common stock. There were no Series C Convertible Preferred shares outstanding on March 31, 2012.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the interim condensed consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. As of March 31, 2013 a reserve of $5,000 was made for inventory balances, there was no reserve made for inventory balances as of March 31, 2012.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,188 during the three months ended March 31, 2013, and $2,809 during the three months ended March 31, 2012. For the six months ending March 31, 2013 and 2012, the Company had $4,728 and $6,240 in advertising costs, respectively.

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

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

NOTE 4   -

 NOTE PAYABLE TO STOCKHOLDER

In March 2013, the Company entered into a promissory note for $150,000 with a stockholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

As further discussed in Note 6, during the six months ended March 31, 2013, the Company repaid approximately $132,000 in notes payable to stockholders through the issuance of 57,481 shares of Series C Convertible Preferred Stock.

Interest expense on the notes payable to stockholders was $13,471 and $ 18,996 for the six months ended March 31, 2013 and 2012, respectively and $6,467 and $9,031 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5 -    CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

The Company previously entered into securities purchase agreements (the “Purchase Agreement”) with an investor and issued  convertible promissory notes in the amount of $60,000, $37,500 and $37,500, respectively (the “Notes”).The Notes bore interest at 8% per annum and mature on August 15, October 23, 2012, and May 24, 2013, respectively. The Notes were convertible into unregistered shares of the Company’s common stock (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of the Notes was be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

During October and November 2012, $7,700 of principal was converted to 27,500 shares of common stock. As a result of the partial conversion of the notes, $22,221 was reclassified from derivative liability to additional paid-in capital and a gain on conversion was recognized of $12,842.

On March 8, 2013 the Company paid all of the outstanding principal, accrued interest and penalties totaling $125,000 on three outstanding convertible promissory notes.

Derivative analysis

The Notes were convertible into common stock of the Company at variable conversion rates that provided a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature was subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Force (“EITF”) 07-5). The Notes were measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The repayment of the convertible notes effectively removed the derivative liability and the Company recognized a gain of approximately $123,000 and additional paid-in capital of approximately $65,000. The net gain on the change in fair value of the derivative liability was $18,055 and $23,052 for the six months ended March 31, 2013 and March 31, 2012, respectively and $122,909 and $16,520 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 -

EQUITY

Common Stock

In October 2012, a noteholder converted $6,600 of a convertible promissory note into 18,334 shares of the Company’s common stock.

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

In November 2012, a noteholder converted $1,100 of a convertible promissory note into 9,166 shares of the Company’s common stock.

In January 2013, the CEO of the Company exercised the conversion of 8,000 shares of Series C Preferred stock at the stated conversion rate of 250,000 shares of common stock for each share of Series C Preferred stock resulting in the issuance of 2,000,000,000 restricted shares of common stock.

In February 2013, a shareholder converted 250,000 shares of Series A Preferred stock into 25,000,000 shares of common stock.

In March 2013, five shareholders converted a total of 250,000 shares of Series A Preferred Stock into 25,000,000 shares of common stock.

In March 2013, the Company issued 5,800,000 shares of common stock to nine consultants for services to be rendered valued at a total of $580,000.

Preferred Stock

In October 2012, the Company issued 14,000 shares of series C Preferred stock for cash proceeds of $35,000.

During the six months ended March 31, 2013, the Company entered into exchange agreements with 81 common stockholders to exchange 61,351 shares of common stock into 2,170,045 shares of Series C Convertible Preferred stock. The total fair value of the Series C Convertible Preferred Stock issued as consideration in the exchange was approximately $1,282,000. The total market value of the common stock exchanged was approximately $21,000. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,261,000. The Company will cancel all shares of common stock received in the exchange.

Cleartronic, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Between October and December 2012, three note-holders converted $143,703 in principal and accrued interest into 57,481 shares of Series C Convertible Preferred stock valued at $41,961. The Company recognized a gain on the conversions of $101,742.

During the six months ended March 31, 2013, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. The Company also converted $623,215 in accounts payable into 211,786 shares of Series C Convertible Preferred stock valued at $136,883. The Company recognized a gain of $357,543 on the conversion of accounts payable and accrued expenses.

During the six months ended March 31, 2013, the Company issued 32,595 shares of Series C Convertible Preferred stock warrant and option holders for the cancellation of 5,162 warrants and 399 options. The Company recognized a loss on the exchange of $7,769.

Dividends payable on Series A Convertible Preferred Stock of approximately $61,902 are included in Accrued Expenses at March 31, 2013.

NOTE 7 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $14,178 and $20,835 for the three months ended March 31, 2013 and 2012, respectively and $27,738 and $40,221 for the six months ended March 31, 2013 and 2012, respectively.

.

NOTE 8 -    SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  Management has evaluated subsequent events for the period from March 31, 2013 the date of these condensed consolidated financial statements, through the date of the filing of May 20, 2013 and there have been no material subsequent events during that period.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., designs, builds sells and installs unified group communication solutions for public and private enterprises and is developing an Application Service Provider solution for voice interoperability

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenues

Revenues decreased to $114,568 for the three months ended March 31, 2013 as compared to $260,845 for the three months ended March 31, 2012.  During the three months ended March 31, 2013 there were no installations of interoperable communications systems resulting in the comparative decrease in revenues. For the three months ended March 31, 2012, installation revenue from an airport contract amounted to $150,725 which was approximately 58% of total revenue for the period. Revenues from the sale of proprietary hardware and software increased approximately $23,000 or 31% during the three month period ended March 31, 2013.

Cost of Revenues

Cost of revenues was $59,731 for the three months ended March 31, 2013 as compared to $205,673 for the three months ended March 31, 2012. The decline  was primarily due to no installation costs related to installation revenue during the three months ended March 31, 2013. Costs associated with the sale of proprietary hardware and software increased during the three month period ended March 31, 2103 due to increased sales of these products. Gross  profits were $54,837 and $55,172 for the three months ended March 31, 2013 and 2012, respectively. The primary reason for the improvement in gross profit margin is the lower costs associated with the sale of proprietary hardware and software.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were $182,132 compared to $241,144 for the three months ended March 31, 2012.  For the three months ended March 31, 2013, selling expenses decreased $30,961 or approximately 78% because of a reduction in sales and marketing expenses. General and administrative expenses increased $34,398 or approximately 25% primarily caused by an increase in use of outside consulting services. Research and development expenses were $0 for the three months ended March 31, 2013 as compared to $60,841 for the three months ended March 31, 2012, because of managements decision not to invest in new product development.

Loss from Operations

The Company’s net loss from operations decreased to $127,295 during the three months ended March 31, 2013 as compared to $185,972 for the three months ended March 31, 2012. The primary reason for this decrease was due to a decrease in operating expenses of approximately 25%.

Net Loss

Net loss per common share was $0.00021 and $4.464 for the three months ended March 31, 2013 and 2012, respectively. The reduction in net loss per common share was due primarily to the recapitalization of the Company through the issuance Preferred shares in exchange for cancellation of common shares, the issuance of Preferred shares in exchange for the cancellation of accounts payable and accrued expenses and the issuance 2,000,000,000 restricted shares of common stock to the Company’s CEO.

FOR THE SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2012

Revenues

Revenues from operations were $216,393 for the six months ended March 31, 2013 as compared to $359,974 for the six months ended March 31, 2012. The decrease was  primarily due to a lack of installation contracts to furnish materials, equipment and supervision as well as labor and other services for installation of interoperable communication systems for enterprise clients.

Cost of Revenues

Cost of revenues was $114,512 for the six months ended March 31, 2013, as compared to $269,772 for the six months ended March 31, 2012.  This decrease was due primarily to a lack of enterprise communication projects and their associated costs. Gross profits were $101,881 and $90,202 for the six months ended March 31, 2013 and 2012, respectively. The increase in gross profits was primarily due to higher gross margins earned on sales of proprietary hardware and software projects.

Operating Expenses

Operating expenses for the six months ended March 31, 2013 were $1,471,127 compared to $553,818 for the six months ended March 31, 2012. This increase was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO.

Loss from Operations

The Company’s net loss increased to $1,369,246 during the six months ended March 31, 2013 as compared to a loss of $463,616 for the six months ended March 31, 2012. The primary reason for this increase was a 310% increase in administrative expenses to $1,452,018 for the six months ended March 31, 2013 compared to $355,406 for the same period in 2012. This increase was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO and losses incurred from restructuring activities.

Net Loss

Net loss per common share was $0.003 and $11.237 for the six months ended March 31, 2013 and 2012, respectively. The reduction in net loss per common share was due primarily to the recapitalizationg of the Company through the issuance Preferred shares in exchange for cancellation of common shares, the issuance of Preferred shares in exchange for the cancellation of accounts payable and accrued expenses and the issuance 2,000,000,000 restricted shares of common stock to the Company’s CEO which resulted in a larger number of common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $84,736 for the six months ended March 31, 2013 compared to $112,770 for the six months ended March 31, 2012. This decrease was mainly attributable to the recapitalization efforts implemented by the Company using non-cash expenditures. Accounts payable and accrued expenses were reduced through the issuance of Preferred stock in exchange for the cancellation of those liabilities in addition to the issuance of Common and Preferred stock for payment of services.

Net cash provided by financing activities was $60,000 for the six months ended March 31, 2013 compared to $137,920 for the six months ended March 31, 2012. The decrease was due to the  payment of convertible debt financing during the period.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the capital of the Company through the issuance of Preferred stock in exchange for cancellation of debt, issuance of stock in lieu of cash paid for services and exchanging preferred stock for common stock. We believe that this restructure will put the Company in a better position to secure an acquisition or consummate a merger with a private company. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

The costs to operate our current business are approximately $75,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $180,000 per month. Accordingly, in the absence of revenues, we will need to secure $75,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $900,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2012, the Company issued 14,000 shares of series C Preferred stock for cash proceeds of $35,000.

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

In February 2013, a shareholder converted 250,000 shares of Series A Preferred stock into 25,000,000 shares of common stock.

In March 2013, five shareholders converted a total of 250,000 shares of Series A Preferred Stock into 25,000,000 shares of common stock.

In March 2013, the Company issued 5,800,000 shares of common stock to nine consultants for services previously rendered and to be rendered valued at a total of $580,000.

During the six months ended March 31, 2013, the Company entered into exchange agreements with 81 common stockholders to exchange 61,351 shares of common stock into 2,170,045 shares of Series C Convertible Preferred stock. The total fair value of the Series C Convertible Preferred Stock issued as consideration in the exchange was approximately $1,282,000. The total market value of the common stock exchanged was approximately $21,000. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,261,000. The Company will cancel all shares of common stock received in the exchange.

Between October and December 2012, three note-holders converted $143,703 in principal and accrued interest into 57,481 shares of Series C Convertible Preferred stock valued at $41,961. The Company recognized a gain on the conversions of $101,742.

During the six months ended March 31, 2013, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. The Company also converted $623,215 in accounts payable and accrued expenses into 211,786 shares of Series C Convertible Preferred stock valued at $136,883. The Company recognized a gain of $ 357,543 on the conversion of accounts payable and accrued expenses.

During the six months ended March 31, 2013, the Company issued 32,595shares of Series C Convertible Preferred stock warrant and option holders for the cancellation of 5,162 warrants and 399 options. The Company recognized a loss on the exchange of $7,769.

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

CLEARTRONIC, INC.

Date: May 20, 2013	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer