Form 10-Q/A
period 2013-03-31
Cleartronic, Inc.
filed 2013-05-22
CIK 1362516

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

>

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
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1	Amended Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Amended Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Amended Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.

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