Form 10-Q
period 2013-06-30
Cleartronic, Inc.
filed 2013-08-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

i

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,058,130,970 shares as of August 19, 2013.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	September 30,
	2013	2012
	(unaudited)	(audited)
Current assets:
Cash	$ 13,074	$ 38,420
Accounts receivable, net	-	2,468
Inventory	26,723	30,067
Prepaid expenses and other current assets	268,656	293,713
Deferred loan costs	-	2,369

Total current assets	$ 308,453	$ 367,037

Property and equipment, net	-	2,342

Total assets	$ 308,453	$ 369,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 415,385	$ 991,843
Accrued expenses	207,196	201,657
Deferred revenue, current portion	32,461	31,110
Convertible notes payable, net of discount of $0 and $51,078	-	51,122
Derivative liability	-	143,678
Customer deposits	5,428	-
Notes payable - stockholders	330,738	286,142

Total current liabilities	$ 991,208	$1,705,552

Long Term Liabilities
Deferred revenue, net of current portion	16,068	28,002

Total liabilities	$1,007,276	$1,733,554

Stockholders' equity (deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
574,000 and 1,074,000 shares issued and outstanding	6	11
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 shares issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,

2,521,907 and 0 shares issued and outstanding	25	-
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,057,069,648 and 136,916 shares issued and outstanding, respectively	20,571	1
Additional paid-in capital	10,790,003	7,572,635
Accumulated Deficit	(11,509,428)	(8,936,822)

Total stockholders' equity (deficit)	(698,823)	(1,364,175)

Total liabilities and stockholders' equity (deficit)	$ 308,453	$ 369,379

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$ 90,537	$ 53,408	$ 306,930	$ 413,383

Cost of revenue	65,970	23,819	180,482	293,591

Gross profit	24,567	29,589	126,448	119,792

Operating Expenses:
Selling expenses	3,797	8,779	17,544	62,444
Administrative expenses	315,702	185,634	1,767,720	541,040
Research and development	-	24,553	3,020	142,670
Depreciation	-	2,859	2,342	7,749

Total operating expenses	319,499	221,825	1,790,626	753,903

(Loss) from Operations	(294,932)	(192,236)	(1,664,178)	(634,111)

Gain (loss) on derivative financial instrument	-	8,743	18,055	31,795
Gain on debt conversion, net	-	-	472,127	-
(Loss) on share exchange	(5,446)	-	(1,273,732)	-
Interest and other expenses	(20,114)	(64,104)	(124,934)	(171,446)

Net loss	$ (320,492)	$ (247,597)	(2,572,662)	$ (773,762)

(Loss) per share - basic and diluted	$ (0.00016)	$ (3.657)	(0.00226)	$ (14.396)

Weighted average of shares outstanding:
Basic and diluted	2,057,069,710	67,698	1,138,031,145	53,747

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2013	June 30, 2012

NET LOSS	$ (2,572,662)	$ (773,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,342	7,749
Gain on change in fair value of derivative liability	(18,055)	(31,795)
Amortization of notes payable discount	51,618	29,288
Amortization of deferred loan costs	1,331	-
Common stock, preferred stock and warrants issued for compensation and services	1,560,650	-
Gain on conversions of liabilities to common and preferred stock	(472,127)	-
Loss on exchange of stock and stock equivalents	1,273,732	-
(Increase) decrease in assets:
Accounts receivable	2,468	(6,488)
Inventory	3,344	519
Prepaid expenses and other current assets	-	37,386
Increase (decrease) in liabilities:
Accounts payable	(3,743)	212,616
Accrued expenses	72,014	312,974
Deferred revenue	(10,583)	40,281

Net Cash Used in Operating Activities	(109,671)	(171,232)

Cash Flows From Financing Activities
Principal payments on notes payable	-	(2,580)
Proceeds from issuance of preferred stock	35,000	-
Proceeds from notes payable - stockholders	174,325	45,000
Payment of convertible notes payable and related liabilities	(125,000)	-
Proceeds from convertible notes payable	-	95,000

Net Cash Provided by Financing Activities	84,325	137,420

Net (Decrease) In Cash	(25,346)	(33,812)

Cash - Beginning of Period	38,420	39,188

Cash - End of Period	$ 13,074	$ 5,376

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 32,806	$ 15,029

NONCASH FINANCING ACTIVITIES:
During the nine months ended June 30, 2013, the Company converted $623,215 in accounts payable and accrued expenses to common stock and Series C preferred stock.
During the nine months ended June 30, 2013, the Company converted $143,703 in notes payable and accrued interest to stock holders to common stock and Series C preferred stock.
During the nine months ended June 30, 2013, the Company converted $7,700 in convertible notes payable and $27,363 of derivative liability to common stock.
During the nine months ended June 30, 2013, the Company issued common stock for $618,251 in prepaid consulting services.
During the nine months ended June 30, 2012, the Company issued 28,750,000 shares of common stock to consultants for services valued at $73,750.
During the nine months ended June 30, 2012, the Company issued 45,959,907 shares of common stock for conversion of accrued expenses of $171,298.
During the nine months ended June 30, 2012, the Company issued 33,235,653 shares of common stock for conversion of debt of $76,510.
During the nine months ended June 30, 2012, the Company reclassified $10,511 of derivative liability to additional paid in capital.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2013 and 2012, the Company had $0 and $24,553, respectively, in research and development costs from continuing operations. For the nine months ending June 30, 2013 and 2012, the Company had $3,020 and $142,670 respectively, in research and development costs from continuing operations.

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

As of June 30, 2013 and 2012, we had outstanding options and warrants exercisable for an aggregate of 1,784 and 11,163 shares of common stock, respectively.  As of June 30, 2013 and 2012, we had 574,000 and 1,074,000 shares of Series A Convertible Preferred stock outstanding convertible into 57,400,000 and 107,400,000 common shares, respectively.  As of June 30, 2013 we had 2,521,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 630,476,750,000 shares of common stock. There were no Series C Convertible Preferred shares outstanding on June 30, 2012.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. As of June 30, 2013 a reserve of $5,000 was made for inventory balances, there was no reserve made for inventory balances as of June 30, 2012.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,720 during the three months ended June 30, 2013, and $3,015 during the three months ended June 30, 2012. For the nine months ending June 30, 2013 and 2012, the Company had $7,449 and $20,880 in advertising costs, respectively.

NOTE 3- GOING CONCERN

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

In April 2013, the Company entered into a promissory note for $10,000 with a stockholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2013.

In May 2013, the Company entered into two promissory notes for $14,325 with a stockholder. The notes bear a 10% interest rate, are unsecured and are due on December 31, 2013.

As further discussed in Note 6, during the nine months ended June 30, 2013, the Company repaid approximately $132,000 in notes payable to stockholders through the issuance of 57,481 shares of Series C Convertible Preferred Stock.

Interest expense on the notes payable to stockholders was $22,075 and $ 29,149 for the nine months ended June 30, 2013 and 2012, respectively and $8,604 and $10,153 for the three months ended June 30, 2013 and 2012, respectively.

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

The repayment of the convertible notes effectively removed the derivative liability and the Company recognized a gain of approximately $123,000 and additional paid-in capital of approximately $65,000. The net gain on the change in fair value of the derivative liability was $18,055 and $31,795 for the nine months ended June 30, 2013 and June 30, 2012, respectively. The embedded derivatives of the outstanding convertible notes were re-measured at June 30, 2012 yielding a gain on change in fair value of the derivatives of $8,743 for the three months ended June 30, 2012, and $31,795 for the nine months ended June 30, 2012. The derivative value of the remaining Notes at June 30, 2012, yielded a derivative liability at fair value of $ 60,352.

NOTE 6- EQUITY

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

During the nine months ended June 30, 2013, the Company entered into exchange agreements with 82 common stockholders to exchange 61,434 shares of common stock into 2,190,045 shares of Series C Convertible Preferred stock. The total fair value of the Series C Convertible Preferred Stock issued as consideration in the exchange was approximately $1,287,000. The total market value of the common stock exchanged was approximately $21,100. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,266,000. The Company will cancel all shares of common stock received in the exchange.

Between October and December 2012, three note-holders converted $143,703 in principal and accrued interest into 57,481 shares of Series C Convertible Preferred stock valued at $41,961. The Company recognized a gain on the conversions of $101,742.

During the nine months ended June 30, 2013, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. The Company also converted $623,215 in accounts payable into 211,786 shares of Series C Convertible Preferred stock valued at $136,883. The Company recognized a gain of $357,543 on the conversion of accounts payable and accrued expenses.

During the nine months ended June 30, 2013, the Company issued 32,595 shares of Series C Convertible Preferred stock warrant and option holders for the cancellation of 5,162 warrants and 399 options. The Company recognized a loss on the exchange of $7,769.

Dividends payable on Series A Convertible Preferred Stock of approximately $73,351 and $21,657 are included in Accrued Expenses at June 30, 2013 and September 30, 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $14,219 and $18,860 for the three months ended June 30, 2013 and 2012, respectively and $41,957 and $59,081 for the nine months ended June 30, 2013 and 2012, respectively.

.

NOTE 8 -  SUBSEQUENT EVENTS

In July 2013, the Company issued 1,000,000 share of common stock to a consultant for services valued at $60,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., designs, builds, sells and installs unified group communication solutions for public and private enterprises. We also manufacture and market a line of IP Gateways under the trade name AudioMate AM 360. These gateways are sold direct to enterprises by the Company and indirectly through authorized dealers in North America and a number of foreign countries.

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenues

Revenues increased to $90,537 for the three months ended June 30, 2013 as compared to $53,408 for the three months ended June 30, 2012.  The increase was primarily due to a large sale of AudioMate hardware to a single customer which was approximately 47% of total revenue for the three months ended June 30, 2013. Total AudioMate hardware revenue increased approximately 200% to $57,000 for the three months ended June 30, 2013 compared to approximately $19,000 for the three months ended June 30, 2012.

Cost of Revenues

Cost of revenues was $65,970 for the three months ended June 30, 2013 as compared to $23,819 for the three months ended June 30, 2012.  Costs associated with the sale of proprietary hardware increased during the three month period ended June 30, 2013 due primarily to an incentive discount extended to a single customer.  Gross profits were $24,567 and $29,589 for the three months ended June 30, 2013 and 2012, respectively. The primary reason for the reduction of gross profit margin is the higher costs associated with the sale of proprietary hardware due to an incentive discount extended to a single customer.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $319,499 compared to $221,825 for the three months ended June 30, 2012.  For the three months ended June 30, 2013, selling expenses decreased $4,982 or approximately 57% because of a reduction in sales and marketing expenses. General and administrative expenses increased $130,068 or approximately 70% primarily caused by an increase in use of outside consulting services. Research and development expenses were $0 for the three months ended June 30, 2013, as compared to $24,553 for the three months ended June 30, 2012 because of management’s decision not to invest in new product development and improvement.

Loss from Operations

The Company’s net loss from operations increased to $294,932 during the three months ended June 30, 2013 as compared to $192,236 for the three months ended June 30, 2013. The reason for this increase was  a 70% increase in administrative expenses. This increase was primarily due to outside consulting services.

Net Loss

Net loss per common share was $0.00016 and $3.657 for the three months ended June 30, 2013 and 2012, respectively. The reduction in net loss per common share was due primarily to the restructuring of the company through the issuance of Preferred shares in exchange for cancellation of common shares, the issuance of Preferred shares in exchange for the cancellation of accounts payable and accrued expenses. The net loss per share is also impacted by the issuance of 2,000,000,000 restricted shares of common stock to the Company’s CEO occurring in the current fiscal year.

FOR THE NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2012

Revenues

Revenues from operations were $306,930 for the nine months ended June 30, 2013 as compared to $413,383 for the nine months ended June 30, 2012. The decrease was due to a large installation contract to furnish materials, equipment and supervision of a interoperable communication system in the nine months ended June 30, 2012.

Cost of Revenues

Cost of revenues was $180,482 for the nine months ended June 30, 2013, as compared to $293,591 for the nine months ended June 30, 2012.  This decrease was due primarily to a lack of enterprise communication projects and their associated costs. Gross profits were $126,448 and $119,792 for the nine months ended June 30, 2013 and 2012, respectively. The increase in gross profits was primarily due to higher gross margins earned on sales of proprietary hardware and software projects.

Operating Expenses

Operating expenses for the nine months ended June 30, 2013 were $1,790,626 compared to $753,903 for the nine months ended June 30, 2012. This increase was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO.

Loss from Operations

The Company’s net loss increased to $2,298,289 during the nine months ended June 30, 2013 as compared to a loss of $634,111 for the nine months ended June 30, 2012. The primary reason for this increase was a 227% increase in administrative expenses to $1,767,720 for the nine months ended June 30, 2013 compared to $541,040 for the same period in 2012. This increase was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO and losses incurred from restructuring activities.

Net Loss

Net loss per common share was $0.00226 and $14.396 for the nine months ended June 30, 2013 and 2012, respectively. The reduction in net loss per common share was due primarily to the restructuring of the company through the issuance of Preferred shares in exchange for cancellation of common shares, the issuance of Preferred shares in exchange for the cancellation of accounts payable and accrued expenses and the issuance 2,000,000,000 restricted shares of common stock to the Company’s CEO which resulted in a larger number of common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $109,671 for the nine months ended June 30, 2013 compared to $171,232 for the nine months ended June 30, 2012. This decrease was mainly attributable to the restructuring efforts implemented by the Company using non-cash expenditures. Accounts payable and accrued expenses were reduced through the issuance of Preferred stock in exchange for the cancellation of those liabilities in addition to the issuance of Common and Preferred stock for payment of services.

Net cash provided by financing activities was $81,325 for the nine months ended June 30, 2013 compared to $137,420 for the nine months ended June 30, 2012. The decrease was due to the re-payment of convertible debt financing during the period which was partially offset by proceeds from notes payable to stockholders as well as the issuance of preferred stock.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock in exchange for cancellation of debt, issuance of stock in lieu of cash paid for services and exchanging preferred stock for common stock. We believe that this restructure will put the Company in a better position to secure an acquisition or consummate a merger with a private company. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

The costs to operate our current business are approximately $30,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $80,000 per month. Accordingly, in the absence of revenues, we will need to secure $30,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $360,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

During the nine months ended June 30, 2013, the Company entered into exchange agreements with 82 common stockholders to exchange 61,434 shares of common stock into 2,190,045 shares of Series C Convertible Preferred stock. The total fair value of the Series C Convertible Preferred Stock issued as consideration in the exchange was approximately $1,287,000. The total market value of the common stock exchanged was approximately $21,100. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,266,000. The Company will cancel all shares of common stock received in the exchange.

Between October and December 2012, three note-holders converted $143,703 in principal and accrued interest into 57,481 shares of Series C Convertible Preferred stock valued at $41,961. The Company recognized a gain on the conversions of $101,742.

During the nine months ended June 30, 2013, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. The Company also converted $623,215 in accounts payable and accrued expenses into 211,786 shares of Series C Convertible Preferred stock valued at $136,883. The Company recognized a gain of $ 357,543 on the conversion of accounts payable and accrued expenses.

During the nine months ended June 30, 2013, the Company issued 32,595 shares of Series C Convertible Preferred stock warrant and option holders for the cancellation of 5,162 warrants and 399 options. The Company recognized a loss on the exchange of $7,769.

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
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.

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

CLEARTRONIC, INC.

Date: August 19, 2013	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer