Form 10-K
period 2013-09-30
Cleartronic, Inc.
filed 2014-01-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer Accelerated filer ¨☐

ccelerated filer¨☐

Non-accelerated filer (Do not check if a

☐

Smaller reporting company

☒

smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. 4,207,943 as of March 31, 2013, based upon 56,105,910 shares at $0.075 per share as reported on the OTC Bulletin Board.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,108,130,970 shares of common stock as of January 13, 2014.

ii

PART I

Item 1.

  Business.

Explanatory Note

We do not currently have sufficient capital to engage in any of the present or proposed business activities described below. The costs to operate our business are approximately $50,000 per month. In order for us to cover our monthly operating expenses, we must generate revenues of approximately $125,000 per month. Accordingly, in the absence of revenues, we must secure $50,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we must secure $600,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be unable to resume any business activities. We have not obtained any commitments for additional capital, and there can be no assurance that we will be able to obtain any additional capital on terms not unfavorable to us, if at all.

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system. We have considered all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. Substantially all of our designs for unified group communication solutions have required the integration of WAVE software as a core component. We have designed, built and installed fifteen unified group communication solutions as of the filing date of this Annual Report, fourteen of which utilize WAVE software.

Revenues have been generated from the design, construction and installation of the systems. We have also generated revenues from maintenance and support contracts once a unified group communication solution has been installed and tested.

We have also sold our proprietary line of IP Gateways which we have branded the AudioMate 360 Series. These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”) to their end-user customers.  As of the date of this filing, we have approximately 75 active VARs, and we have sold our gateways to more than 1,000 end-users in the United States and eighteen foreign countries.

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

WAVE supports both voice and data media types. In addition, status, presence and adaptive transport network management provide for rich collaboration among group communications participants. The result is that groups of people can talk and share real-time data, with full control, regardless of the devices or systems used. With audio data convertedinto IP packets and streamed across a network, a new set of devices can directly link together and participate simply and easily in critical communications.

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

Sale of Unified Group Communication Solutions

We offer to design and customize, standards based audio and voice collaboration solutions for prospective customers that will result in a unified group communication system. We intend to consider aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer. We anticipate that substantially all of our designs for unified group communication solutions will require the integration of WAVE software as a core component. We have designed, built and installed fifteen  unified group communication solutions as of the date of this Annual Report, fourteen of which utilize WAVE software. In our most recent group communication project we utilized proprietary software developed and supported by our operating entity VoiceInterop. We anticipate that we will use our own proprietary software in future installations and rely less on using WAVE software.

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

If we are able to continue our business activities, we intend to continue to develop a network of channel partners and VARs. As of September 30, 2013, we had ten channel partners in our network of over 75 VARs. These existing and potential channel partners and VARs range in size from single-site, regional firms with specialized products and services to multi-national firms that provide a full range of IT products and services.

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

Employees

As of January 13, 2014, we have no employees, and we have two consultants, including our executive officer.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

We lease approximately 3,400 square feet for our principal offices in Boca Raton, Florida from an unaffiliated party at a monthly rental of approximately $6,900. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2014.

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

Our common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CLRI".  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB for each quarterly period within our two most recent fiscal years.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid
September 30, 2013	$.05	$.04
June 30, 2013	$.10	$.05
March 31, 2013	$.12	$.06
December 31, 2012	$.06	$.05

September 30, 2012	$7.50	$.90
June 30, 2012	$27.00	$3.00
March 31, 2012	$21.00	$6.00
December 31, 2011	$14.40	$6.00

Holders

As of December 31, 2013, we have approximately 154 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is  entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The Company has accrued dividends payable to preferred shareholders through September 30, 2013. No cash dividends have been paid to date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2013, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	367	(1)	$$237.06	75,000,000(2)

Equity compensation plans not approved by security holders				1,871,301(3)
Total	367		$$237.06	76,871,301

(1)	Includes outstanding options granted pursuant to GlobalTel IP 2005 Incentive Equity Plan, which terminated by its terms on October 17, 2010.
(2)	Includes shares available for future issuance under the Cleartronic 2011 Equity Incentive Plan.
(3)	Includes shares remaining for issuance under the 2009 Consultant Stock Plan.

Recent Sales of Unregistered Securities

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

During October and November 2012, a noteholder converted $7,700 of convertible promissory notes into 27,501 shares of the Company’s common stock.

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

In July 2013, the Company issued 1,000,000 shares of common stock to one consultant for services previously rendered and to be rendered valued at $50,000.

During the twelve months ended September 30, 2013, the Company entered into exchange agreements with 82 common stockholders to exchange 61,434 shares of common stock into 2,190,045 shares of Series C Convertible Preferred stock. The total fair value of the Series C Convertible Preferred Stock issued as consideration in the exchange was approximately $1,287,000. The total market value of the common stock exchanged was approximately $21,100. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,266,000. The Company will cancel all shares of common stock received in the exchange.

During the twelve months ended September 30, 2013, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. The Company also converted $623,215 in accounts payable and accrued expenses into 211,786 shares of Series C Convertible Preferred stock valued at $136,883. The Company recognized a gain of $ 357,543 on the conversion of accounts payable and accrued expenses.

During the twelve months ended September 30, 2013, the Company issued 32,595 shares of Series C Convertible Preferred stock warrant and option holders for the cancellation of 5,162 warrants and 399 options. The Company recognized a loss on the exchange of $7,769.

In November 2013, an investor purchased 40,000,000 shares of common stock for $200,000 cash.

In November 2013, the Company issued 35,000 shares of Series C Preferred stock to a consulting firm for services valued at $10,000.

In December 2013, an investor purchased 10,000,000 shares of common stock for $100,000 cash.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ending September 30, 2013 and 2012 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB, the AICPA and the SEC, did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Results of Continuing Operations – Comparison of the Fiscal Years Ended September 30, 2013 and September 30, 2012

Revenues

Revenues declined 21% to $427,286 in 2013 from $542,675 during 2012.  The Company has had difficulty in increasing or maintaining sales of unified communication projects and equipment because of insufficient funds to market our products and services.

Cost of Revenue and Gross Margin

Cost of revenues declined from $389,429 in 2012 to $248,994 in 2013. Gross margins increased to 42% or $178,292 in 2013 compared with 28% or 153,248 in 2012. The primary reason for the increase in gross margin was due to increased sales of proprietary software and hardware which generate higher margins than sales of third party hardware and software.

Operating Expenses

Operating expenses increased approximately 96% in 2013 to $2,109,671 compared to $1,075,069 during 2012. Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation. This increase was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO and recognition of stock compensation used to pay for outside consulting services.

Selling expenses decreased 50% from $168,923 in 2012 to $83,832 in 2013 primarily due to the decreased use of third party sales consultants and lower consulting and travel expenses due to a decrease in outside sales consultants. Administrative expenses increased approximately 184% from $710,080 in 2012 to $2,015,197 in 2013 primarily due to increased management and financial consulting expenses partially offset by lower rent expense.

Research and development expenses decreased 96% to $8,300 in 2013 from $186,208 in 2012 due to minimal development expense related to the expansion the AM360 family of IP gateway devices and discontinuing the development of a demand response energy solution for the consumer market.

Depreciation expenses decreased approximately 76% primarily due to certain non-core assets reaching the end of their depreciation period.

Interest and Other Expense

Interest and other expense was $933,050 for 2013 compared with $327,389 for 2012.  The main reason for the increase was due to the loss incurred on the exchange of Series C Preferred shares for the return and cancellation of common shares. This loss was partially offset by a gain on a derivative financial instrument, as well as a gain on conversion of debt and a reduction in dividend and interest expenses.

Net Loss

Net losses were $2,864,429 and $1,249,212 for 2013 and 2012, respectively.

Trends and Uncertainties

We have chosen to concentrate on developing the business of providing unified group communication solutions to public and private enterprises and marketing our AudioMate 360 series of Internet Protocol gateways. Our ability to grow our unified communications business and market our AudioMate 360 gateways are critical to our future financial position and operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $27,232 during the fiscal year ended September 30, 2013 to $11,108. Net cash used in operating activities for the fiscal year ended September 30, 2013 was $113,787 as compared to $189,976 for the prior fiscal year due primarily to a the issuance of common and preferred stock  for professional services and cancellation of accrued expenses and accounts payable. We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $87,000.

At September 30, 2013, our total liabilities were $1,065,789, which included $442,752 in accounts payable, $236,680 in accrued expenses, $8,428 in customer deposits, $330,738 in notes payable stockholders and $47,191 in deferred revenue.

Based on our initial unified communication installations and the development of our AudioMate 360 series of IP gateways, we have developed a business plan. The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers. In addition, we intend to market our AudioMate 360 series of IP gateways both directly to clients and through strategic partners and VARs. Our strategic partners and VARs have introduced us to customers in the past, and we will continue to rely on them to introduce us to additional customers. We have also received sales prospects from our website. We intend to use search engine optimization to increase the number of inquiries that we receive from our website, and if we have sufficient available funds, we intend to hire direct sales people. Our business plan further calls for us to seek additional strategic partners such as consulting firms, equipment manufacturers and communications companies.

We believe that in order to fund our business plan, we will need approximately $1.0 million in new equity or debt capital. In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities. We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities. Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future. We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $50,000 per month. In order for us to cover our monthly operating expenses, we must generate approximately $125,000 per month in revenue. Accordingly, in the absence of sufficient revenues, we must raise $50,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we must secure $600,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we will be unable to resume our business activities.

On September 30, 2013, we had current assets of $125,130 and current liabilities of $1,055,085. Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. There can be no assurance that any funds will be available to us, or if available, that they will be sufficient to fund our capital expenditures, working capital and other cash requirements. Furthermore, there can be no assurance that any such additional funding that may be available can be obtained on terms not unfavorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

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

In December 2013, the Board of Directors voted to amend the Company’s Articles of Incorporation to change the conversion rights of the Series C and Series D Convertible Preferred Stock. Each share of the Series C and Series D Preferred Stock is convertible into five shares of common stock.

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

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our principal executive officer (CEO) and principal financial officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2013.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

As of September 30, 2013, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Board of Directors voted to amend the Company’s Articles of Incorporation to change the conversion rights of the Series C and Series D Convertible Preferred Stock. Each share of the Series C and Series D Preferred Stock is convertible into five shares of common stock.

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

NAME	AGE	POSITIONS

Larry M. Reid	69	Chief Executive Officer, Chief Financial Officer and a director

Larry M. Reid has been a member of our Board of Directors since 1999 and our Chief Financial Officer since March 2005. He has served as President since February 2012.  He was also our President . from September 2006 to July 2011 and from 1999 to March, 2005 at which time he became our Executive Vice President and Chief Financial Officer. From December 2001 until September 2005, Mr. Reid was the Chief Financial Officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes. In April 2003, Connectivity, Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Reid became the Executive Vice President and a director of that company.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us: (a) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the fiscal year ended September 30, 2013, regardless of compensation level; (b) all individuals serving as our principal financial officer (PFO) or acting in a similar capacity during the fiscal year ended September 30, 2013, regardless of compensation level; (c) our two most highly compensated executive officers other than the PEO who were serving as executive officers at September 30, 2013 and whose total compensation was in excess of $100,000; and (d) up to two additional individuals for whom disclosure would have been provided pursuant to (c) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2013 and whose total compensation was in excess of $100,000 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Compensa- tion ($)		Non- qualified Deferred Compensa- tion Earnings ($)		All Other Compen- sation ($)		Total ($)

Dana Waldman	2013	(1)	$0	$	---	$	---	$	---	$	---	$	---		$--	$--
Chief Executive Officer	2012	(1)	$20,000	$	---	$	---	$	---	$	---	$	---		$--	$20,000

Larry M. Reid	2013		$38,000		$--		$--	$	---	$	---	$	---		$--	$38,000
Chief Executive & Financial Officer	2012		$96,000	$	―	$	―	$	―	$	―	$	―		$26,000	$122,000

Michael J. Gutowski	2013	(2)	$0	$	---	$	---	$	---	$	---	$	---		$--	$--
Vice President of Sales and Marketing,	2012		$40,000	$	―	$	―	$	―	$	―	$	―	$		$40,000

_____________

(1)

Mr. Waldman resigned as Chief Executive Officer and a director on February 6, 2012.

(2)

Mr. Gutowski resigned as Vice President and a director on June 2, 2012.

Employment Agreements

There are no employment agreements in place with the executive officer.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at September 30, 2013.

Compensation of Directors

During our fiscal year ended September 30, 2013, we did not compensate our director for acting in that capacity. We have no arrangements pursuant to which any of our directors were or are to be compensated or are expected to be compensated in the future for any service provided as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Securities Authorized for Issuance With Respect to Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2013 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class

Officers and directors:

Larry M. Reid 8000 North Federal Highway Boca Raton, FL 33487	2,000,404,250	94.9%

Officer and director as a group (1 person):

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from December 31, 2013 upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 31, 2013 have been exercised.

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

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2013 and September 30, 2012 for professional services rendered by the principal accountants for the audit of our annual consolidated financial statements for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $22,000 and $22,500, respectively. We do not have an audit committee.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended September 30, 2013 and September 30, 2012 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under the caption “Audit Fees” above were $26,000 and $12,000, respectively.

Tax Fees

The aggregate fees billed for our fiscal years ended September 30, 2013 and September 30, 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $0 and $0 respectively.

All Other Fees

The aggregate fees billed for our fiscal years ended September 30, 2013 and September 30, 2012 for products and services provided by the principal accountants, other than the services reported above in this Item 14, were $0 and $0, respectively.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our consolidated financial statements for the fiscal year ended September 30, 2013, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following consolidated financial statements have been filed as part of this Annual Report on pages F-1-F-21:

Report of Independent Accountants

Statement of Operations for the Years Ended September 30, 2013 and 2012

Balance Sheets for the Years Ended September 30, 2013 and 2012

Statements of Cash Flows for the Years Ended September 30, 2013 and 2012

Statements of Changes in Stockholders Deficit for the Years Ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements for the Years Ended September 30, 2013 and 2012

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

3.9

Articles of Amendment to Articles of Incorporation filed August 31, 2012. (13)

3.10

Articles of Amendment to Articles of Incorporation filed September 13, 2012. (14)

3.11

Articles of Amendment to Articles of Incorporation filed September 27, 2012. (15)

3.12

Articles of Amendment to Articles of Incorporation filed December 28, 2013. *

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

10.8

Form of Security Agreement. (7)

10.9

Amendment to Waldman and Associates Contract of January 22, 2010 and the registrant. (9)

10.10

Employment Agreement of October 12, 2012 between Larry Reid and the registrant. (16)

21.1

Subsidiaries of the Registrant. (5)

31.1

Rule 13a-(a)/15d–14(a) Certification. *

31.2

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

(16)

Filed on October 12, 2012 as an exhibit to the rgisttrant’s Annual Report on Form 8-K and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2014	Cleartronic, Inc. By:/s/ Larry Reid Larry Reid Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Larry Reid Larry Reid	Chief Executive Officer and Chairman of the Board	January 13, 2014

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cleartronic, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiary as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two year period ended September 30, 2013. Cleartronic, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiary as of September 30, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

January 13, 2014

CLEARTRONIC, INC. AND SUBSIDIARY
BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

ASSETS

	2013	2012
Current assets:
Cash	$ 11,188	$ 38,420
Accounts receivable, net	22,404	2,468
Inventory	22,881	30,067
Prepaid expenses and other current assets	68,657	293,713
Deferred loan costs	-	2,369

Total current assets	125,130	367,037

Property and equipment, net	-	2,342

Total assets	$ 125,130	$ 369,379

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 442,752	$ 991,843
Accrued expenses	236,680	201,657
Deferred revenue, current portion	36,487	31,110
Customer deposits	8,428	-
Convertible notes payable, net of discount of $0 and $51,078, respectively	-	51,122
Derivative liability	-	143,678
Notes payable - stockholders	330,738	286,142

Total current liabilities	1,055,085	1,705,552

Long Term Liabilities
Deferred revenue, net of current portion	10,704	28,002

Total long term liabilities	10,704	28,002

Total liabilities	1,065,789	1,733,554

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 200,000,000 shares authorized,
574,000 and 1,074,000 shares issued and outstanding, respectively	6	11
Series B preferred stock - $.00001 par value; 10 shares authorized,

1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,521,907 and 0 shares issued and outstanding, respectively	25	-
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,058,069,648 and 136,916 shares issued and outstanding, respectively	20,581	1
Additional paid-in capital	10,839,980	7,572,635
Accumulated Deficit	(11,801,251)	(8,936,822)

Total stockholders' deficit	(940,659)	(1,364,175)

Total liabilities and stockholders' deficit	$ 125,130	$ 369,379

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Revenue	$ 427,286	$ 542,675

Cost of revenue	248,994	389,429

Gross profit	178,292	153,246

Operating expenses:
Selling expenses	83,832	168,923
Administrative expenses	2,015,197	710,080
Research and development	8,300	186,208
Depreciation	2,342	9,858

Total operating expenses	2,109,671	1,075,069

Loss from operations	(1,931,379)	(921,823)

Other income (expenses)
Gain (loss) on derivative financial instrument	18,055	(47,256)
Gain (loss) on debt conversion, net	472,127	(18,286)
Loss on share exchange	(1,273,732)	-
Interest and other expenses	(149,500)	(261,847)
Total other income (expenses)	(933,050)	(327,389)

Net loss	$ (2,864,429)	$ (1,249,212)

Loss per common share - basic and diluted	$ (0.00209)	$ (19.12)

Weighted average number of shares outstanding
- basic and diluted	1,369,700,683	65,349

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Net (Loss)	$ (2,864,429)	$ (1,249,212)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	2,342	9,858
(Gain) loss on derivative financial instrument	(18,055)	47,256
Amortization of notes payable discount	51,618	71,122
Amortization of deferred loan costs	1,331	2,631
Common stock and warrants issued for services	1,801,859	71,500
(Gain) loss on debt conversion, net	(472,127)	18,286
Loss on share exchange	1,273,732	-
Change in allowance for doubtful accounts	-	2,200
Change in reserve for inventory obsolescence	-	5,000
(Increase) decrease in assets:
Accounts receivable	(19,936)	(4,668)
Inventory	7,186	10,931
Prepaid expenses and other current assets	-	(176,057)
Increase (decrease) in liabilities:
Accounts payable	23,624	678,392
Accrued expenses	67,965	305,329
Customer deposits	8,428	-
Deferred revenue	22,675	17,456
Net cash (used in) operating activities	(113,787)	(189,976)

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	35,000	-
Payments of convertible notes payable and related liabiilties	(125,000)
Proceeds from notes payable - stockholders	196,555	190,000
Payments of notes payable - stockholders	(20,000)	(792)
Net cash provided by financing activities	86,555	189,208

Net decrease in cash	(27,232)	(768)

Cash - Beginning of year	38,420	39,188

Cash - End of year	$ 11,188	$ 38,420

Supplemental cash flow information:
Cash paid for interest	$ 32,806	$ 21,872

Non-cash financing transactions:

During the year ended September 30, 2013, the Company converted $623,215 in accounts payable and accrued expenses to common stock and Series C preferred stock.
During the year ended September 30, 2013, the Company converted $143,703 in notes payable and accrued interest to stock holders to common stock and Series C preferred stock.
During the year ended September 30, 2013, the Company converted $7,700 in convertible notes payable and $27,363 of derivative liability to common stock.
During the ended September 30, 2013, the Company issued common stock for $668,251 in prepaid consulting services.
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

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

									Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2011	1,074,000	$ 10.74	-	$ -	-	$ -	44,886	$ 0.45	$ 6,989,277	$ (7,687,610)	$ (698,322)

Shares issued for non-employee services	-	-	-	-	-	-	16,333	0.16	71,500	-	71,500
Shares issued for debt conversion	-	-	-	-	-	-	34,010	0.34	143,967	-	143,967
Shares issued in lieu of cash dividends	-	-	-	-	-	-	7,117	0.07	106,745	-	106,745
Shares and warrants issued for conversion of
accounts payable and accrued expenses	-	-	1	-	-	-	34,570	0.35	261,146	-	261,146
Net (loss) for the year ended September 30, 2012	-	-	-	-	-	-	-	-	-	(1,249,212)	(1,249,212)
BALANCE AT SEPTEMBER 30, 2012	1,074,000	$ 10.74	1	$ -	-	$ -	136,916	$ 1.37	$ 7,572,635	$ (8,936,822)	$ (1,364,175)

Shares issued for cash	-	-	-	-	14,000	0.14	-	-	35,000	-	35,000
Shares issued for conversion of notes payables and accured interest	-	-	-	-	57,481	0.57	-	-	41,960	-	41,961
Shares issued for conversion of convertible debt and derivative liability	-	-	-	-	-	-	27,500	0.28	22,221	-	22,221
Shares issued for conversion of accounts payable	-	-	-	-	211,786	2.12	141,666	1.42	265,668	-	265,672
Shares issued for non-employee services	-	-	-	-	24,000	0.24	6,825,000	68.25	670,180	-	670,248
Shares issued for employee services	-	-	-	-	-	-	1,000,000	10.00	908,990	-	909,000
Shares cancelled in exchange for Preferred C	-	-	-	-	2,190,045	21.90	(61,434)	(0.61)	1,265,938	-	1,265,959
Preferred C in exchange for cancellation
of options and warrants	-	-	-	-	32,595	0.33	-	-	13,330	-	13,330
Common shares in exchange for conversion of Preferred A	(500,000)	(5.00)	-	-	-	-	50,000,000	500.00	(495)	-	-
Common shares in exchange for conversion of Preferred C	-	-	-	-	(8,000)	-	2,000,000,000	20,000.00	(20,000)	-	-
Removal of derivative liability for payment of conversion of debt	-	-	-	-	-	-	-	-	64,553	-	64,553
Net (loss) for the year ended September 30, 2013	-	-	-	-	-	-	-	-	-	(2,864,429)	(2,864,429)
BALANCE AT SEPTEMBER 30, 2013	574,000	$ 5.74	1	$ -	2,521,907	$ 25.30	2,058,069,648	$ 20,580.71	$ 10,839,980	$ (11,801,251)	$ (940,659)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2013 and 2012.

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

The Company provided an allowance for doubtful accounts for the years ended September 30, 2013 and 2012 of $3,200.

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-lived assets. If and when such factors, events or circumstances indicate possible impairment to long lived-assets, the Company makes an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. There was no impairment of assets for the years ended September 30, 2013 and 2012.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2013 and 2012, the Company had $8,300 and $186,208, respectively, in research and development costs.

COMPREHENSIVE INCOME

The Company had no comprehensive income during the years ended September 30, 2013 and 2012.

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

As of September 30, 2013 and 2012, we had outstanding options and warrants exercisable for an aggregate of 6,363 and 12,258 shares of common stock, respectively.  As of September 30, 2013 and 2012, we had 574,000 and 1,074,000 shares of Series A Convertible Preferred stock outstanding convertible into 57,400,000 and 107,400,000 common shares, respectively.  As of September 30, 2013 we had 2,521,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 630,476,750,000 shares of common stock. As of September 30, 2012 there were convertible notes convertible in 695,588 shares of common stock. There were no Series C Convertible Preferred shares outstanding on September 30, 2012.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The reserve was $5,000 as of September 30, 2013 and 2012.

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

As of September 30, 2013 all property and equipment had been fully depreciated.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2013 there were no derivative liabilities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,458 during the year ended September 30, 2013 and $3,890 during the year ended September 30, 2012.

NOTE 2 -

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 -

GOING CONCERN

During the years ended September 30, 2013 and 2012, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $2,864,000 for the year ended September 30, 2013 and had working capital deficit of approximately $930,000 for the year ended September 30, 2013. The Company also had an accumulated deficit of approximately $11,801,000 and a stockholders’ deficit of approximately $941,000 at September 30, 2013.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking strategic partners, distributors and authorized dealers that can assist in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

For the year ended September 30, 2013 the Company had no revenue from installation contracts.

NOTE 5 -

PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2013 and 2012 consisted of the following:

			ESTIMATED
			USEFUL LIFE
	2013	2012	(IN YEARS)
Software	$ 47,823	$ 47,823	4
Network equipment	32,653	32,653	4
RoIP equipment and software	3,873	3,873	5
Office equipment and furniture	30,226	30,226	5
Testing and R & D equipment	21,550	21,550	5
	136,125	136,125

Less accumulated depreciation	(136,125)	(133,783)

Net property and equipment	$ 0	$ 2,342

Depreciation expense totaled $2,342 and $9,858 for the years ended September 30, 2013 and 2012, respectively.

NOTE 6 -

DEFERRED TAX ASSETS

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2013 and 2012 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets (liabilities) are:

	2013	2012

Consolidated NOL carryover	$11,284,000	$8,404,000
Deferred tax asset from NOL carryover arising from current net effective tax rate	$4,400,000	$3,278,000
Net deferred income tax asset	4,400,000	3,278,000
Less: valuation allowance	(4,400,000)	(3,278,000)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2013		2012

Federal statutory income tax rate	34.0%		34.0%
State taxes, net of federal benefit	5.0%		5.0%
Effective rate for deferred tax asset	39.0%		39.0%
Less: Valuation allowance	(39.0%	)	(39.0%)
Effective income tax rate	0.0%		0.0%

A valuation allowance is required if it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. For income tax purposes, the Company had approximately $11,284,000 in consolidated net operating loss carry forwards, subject to limitations, that expire in the years 2014 through 2030. The valuation allowance increased approximately $1.1 million in 2013 due to an increase in the consolidated NOL carryover of approximately $2.9 million.

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

NOTE 7 -

NOTES PAYABLE - STOCKHOLDERS

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

As further disucssed in Note 9, during the twelve months ended September 30, 2013, the Company repaid approximately $132,000 in notes payable to stockholders through the issuance of 57,481 shares of Series C Convertible Preferred Stock.

During prior years the Company entered into 3 promissory notes with one stockholder for a total amount of $110,000. Those notes bear a 10% interest rate, are unsecured and  were due on December 31, 2013.

The Company had other notes payable due to five stockholders totaling $176,142 as of September 30, 2012. These notes ranged in interest from 10% to 15% which were payable quarterly. All of these notes matured on December 31, 2012. As further discussed in Note 9, approximately $132,000 of these promissory notes plus accrued interest notes were converted to shares of Series C preferred stock. One note for $20,726 was extended to December 31, 2013.

Interest expense on notes payable – stockholders was $30,984 in 2013 and $38,588 in 2012.

NOTE 8  -

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

The repayment of the convertible notes effectively removed the derivative liability and the Company recognized a gain of approximately $123,000 and additional paid-in capital of approximately $65,000. The net gain (loss) on the change in fair value of the derivative liability was $18,055 and ($47,256) for the years ended September 30, 2013 and September 30, 2012, respectively. The derivative value of the remaining Notes at September 30, 2012, yielded a derivative liability at fair value of $ 143,678.

NOTE 9 -

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

During the year ended September 30, 2013, the Company entered into exchange agreements with 82 common stockholders to exchange 61,434 shares of common stock into 2,190,045 shares of Series C Convertible Preferred stock. The total fair value of the Series C Convertible Preferred Stock issued as consideration in the exchange was approximately $1,287,000. The total market value of the common stock exchanged was approximately $21,100. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,266,000. The Company will cancel all shares of common stock received in the exchange.

Between October and December 2012, three note-holders converted $143,703 in principal and accrued interest into 57,481 shares of Series C Convertible Preferred stock valued at $41,961. The Company recognized a gain on the conversions of $101,742.

During the year ended September 30, 2013, the Company issued 24,000 shares of Series C Convertible Preferred stock to 2 consultants for services valued at $17,520. The Company also converted $623,215 in accounts payable into 211,786 shares of Series C Convertible Preferred stock valued at $136,883. The Company recognized a gain of $357,543 on the conversion of accounts payable and accrued expenses.

During the year ended September 30, 2013, the Company issued 32,595 shares of Series C Convertible Preferred stock warrant and option holders for the cancellation of 5,162 warrants and 399 options. The Company recognized a loss on the exchange of $7,769.

Dividends payable on Series A Convertible Preferred Stock of approximately $84,925 and $21,657 are included in Accrued Expenses as of September 30, 2013 and 2012, respectively.

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

In October 2012, the Company issued 1,000,000 shares of restricted common stock to the Company’s CEO under the terms of an employment agreement for services valued at $909,000.

In October 2012, the Company issued 25,000 shares of common stock to a consultant for professional services valued at $22,728.

In March 2013, the Company issued 5,800,000 shares of common stock to nine consultants for services to be rendered valued at a total of $580,000.

In July 2013, the Company issued 1,000,000 shares of common stock to nine consultants for services to be rendered valued at a total of $50,000.

Common stock issued for conversion of accounts payable and accrued expenses

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

In October 2012, the Company issued 141,666 shares of common stock to five consultants for the conversion of $93,750 of accounts payable. The Company recognized a loss on the conversion of accounts payable of $35,037.

Common Stock issued in lieu of cash dividends

In September 2012, the Company issued 7,117 shares of the Company’s common stock in lieu of accrued dividends due to the stockholder in the amount of approximately $106,745.

Common stock issued for conversion of preferred stock

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

During October and November 2012, a noteholder converted $7,700 of a convertible promissory note into 27,501 shares of the Company’s common stock.

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

During the year ended September 30, 2005, the Company adopted the GlobalTel IP, Inc. 2005 Incentive Equity Plan (the “Plan”) allocating up to 1,666  shares of the Company’s common stock to offer incentives to key employees, contractors, directors and officers.

The following table summarizes information about stock options outstanding at September 30, 2013:

	Stock Options
	Options	Wtd. Avg. Exercise Price
Outstanding at September 30, 2011	2,367	$261.00
Granted/Issued	--	--
Exercised	--	--
Expired/Canceled	(184)	$825.00
Outstanding at September 30, 2012 Granted/Issued Exercised Expired/Canceled	2,183 -- -- (399)	$189.00 -- -- $135.00
Outstanding at September 30, 2013	1,784	$196.00

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.00 to $0.030	1,084	2.25 yrs	$90.00	1,084	$90.00
$0.04 to $0.120	700 1,784	.25 yrs	$360.00 $189.00	700 1,784	$360.00 $189.00

In October 2010, the 2005 Incentive Equity Plan expired. During the year ended September 30, 2013, the Company granted no options, and 399 options expired.

Outstanding options held by officers as of September 30, 2013 amounted to 583 and as of September 30, 2012 amounted to 583.

Warrants

During the year ended September 30, 2013 no warrants were issued and 5,496 warrants were cancelled or expired.

During the year ended September 30, 2012, 1,095 warrants were issued to a consultant for conversion of accrued fees totaling $12,000. In addition, during the year ended September 30, 2012, 167 warrants expired.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price
Outstanding at September 30, 2011	9,146	$ 195.00
Granted	1,096	$ 30.00
Expired/Cancelled	(167)	$ 825.00
Outstanding at September 30, 2012	10,075	$ 167.07
Granted	0

Expired/Cancelled	(5,496)	$ 195.00
Outstanding at September 30, 2013	4,579	$ 167.07

Warrants exercisable at September 30, 2013	4,579	$ 300.00
Warrants outstanding at September 30, 2013	4,579	$ 300.00

The following table summarizes the number of outstanding warrants with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested warrants with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Warrants	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Warrants	WA Vested Exercise Price
$300.00	4,579	.25 yrs	$300.00	4,579	$300.00

NOTE 10 -

RELATED PARTY TRANSACTIONS

Included in Accounts Payable is approximately   $0 and $125,000 at September 30, 2013 and September 30, 2012, respectively, due to a stockholder who provides engineering and consulting services to the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 3,400 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $6,900. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2014.

The Company subleases a portion of its principal offices to a third party on a month to month basis. For the year ended September 30, 2013 the Company’s rent was reduced by approximately $26,000 as a result of the sublease agreement.

Future lease commitments are as follows for the years ended September 30:

2014              $   82,800

2015                   13,800

                        $ 96,600

Rental expense incurred during the years ended September 30, 2013 and 2012 was $56,212 and $76,905, respectively.

MAJOR CUSTOMERS

Approximately 36% and 60% of the Company's revenues for the years ended September 30, 2013 and 2012 was derived from 3 customers, respectively.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2013 and 2012, the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the years ended September 30, 2013 and 2012, this vendor represented approximately 17% and 36%, respectively, of the total cost of revenue. The Company has contracted with a single local manufacturing facility to maintain its component parts inventory and to assemble its developed line of IP gateway devices. Interruption to either its software vendor or manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 13, 2014, which is the date the consolidated financial statements were issued.

Preferred Share Designations

In December 2013, the Board of Directors voted to amend the Company’s Articles of Incorporation to change the conversion rights of the Series C and Series D Convertible Preferred Stock. Each share of the Series C and Series D Preferred Stock is convertible into five shares of common stock.

Common Stock Issuances

In November 2013, an investor purchased 40,000,000 shares of common stock for $200,000 cash.

In December 2013, an investor purchased 10,000,000 shares of common stock for $100,000 cash.

Preferred Stock Issuances

In November 2013, the Company issued 35,000 shares of Series C Preferred stock to a consulting firm for services valued at $10,000.