Form 10-K/A
period 2013-09-30
Cleartronic, Inc.
filed 2014-01-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Company is filing this amended report to include the XBRL exhibits

ii

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

10.9

Amendment to Waldman and Associates Contract of January 22, 2010 and the registrant. (9)

10.10

Employment Agreement of October 12, 2012 between Larry Reid and the registrant. (16)

21.1

Subsidiaries of the Registrant. (5)

31.1

Rule 13a-(a)/15d–14(a) Certification. *

31.2

Rule 13a-(a)/15d-14(a) Certification. *

101.INS

XBRL Instanace Document*

101.SCH

XBRL Taxonomy Extension Document. *

101.CAL

XBRL Taxonomy Calculation Linkbase. *

101.DEF

XBRL Taxonomy Extension Definition Linkbase. *

101.LAB

XBRL Taxonomy Lable Linkbase. *

101.PRE

XBRL Taxonomy Extension Presentation Linkbase. *

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