Form 10-Q
period 2013-12-31
Cleartronic, Inc.
filed 2014-02-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes _X___     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,108,069,648 shares as of February 19, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

>

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	December 31,	September 30,
	2013	2013
	(unaudited)
Current assets:
Cash	$32,995	$ 11,188
Accounts receivable, net	-	22,404
Inventory	34,125	22,881
Prepaid expenses and other current assets	41,540	68,657

Total current assets	108,660	125,130

Total assets	$108,660	$125,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 358,316	$ 442,752
Accrued expenses	260,465	236,680
Deferred revenue, current portion	30,570	36,487
Customer deposits	14,928	8,428
Notes payable - stockholders	180,738	330,738

Total current liabilities	845,017	1,055,085

Long Term Liabilities
Deferred revenue, net of current portion	5,340	10,704

Total liabilities	850,357	1,065,789

Stockholders' deficit:
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
574,000 and 574,000 shares issued and outstanding, respectively	6	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 and 1 shares issued and outstanding, respectively	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,556,907 and 2,521,907 shares issued and outstanding, respectively	26	25
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,108,069,648 and 2,058,069,648 shares issued and outstanding, respectively	21,081	20,581
Additional paid-in capital	11,149,493	10,839,980
Accumulated Deficit	(11,912,303)	(11,801,251)

Total stockholders' deficit	(741,697)	(940,659)

Total liabilities and stockholders' deficit	$ 108,660	$ 125,130

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2013	2012

Revenue	$ 53,451	$ 101,825

Cost of Revenue	23,057	54,780

Gross Profit	30,394	47,045

Operating Expenses:
Selling expenses	8,262	5,223
Administrative expenses	114,469	1,279,160
Research and development	-	3,000
Depreciation	-	1,548

Total Operating Expenses	122,731	1,288,931

Loss from operations	(92,337)	(1,241,886)

Other Income (Expense):
Loss on derivative financial instrument	-	(104,854)
Gain on debt conversion, net	-	367,046
Loss on share exchange	-	(919,642)
Interest and other expenses	(18,715)	(58,448)

Total Other Income (Expense)	(18,715)	(715,898)

Net loss	$ (111,052)	$ (1,957,784)

Loss per common share - basic and diluted	$ (0.0001)	$ (1.58)

Weighted average number of shares outstanding:
Basic and diluted	2,080,095,492	1,236,472

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2013	2012

Net (Loss)	$ (111,052)	$ (1,957,784)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Depreciation	-	1,548
Change in fair value of derivative liability	-	104,854
Amortization of notes payable discount	-	17,911
Amortization of deferred loan costs	-	1,038
Common and preferred stock issued for compensation and services	10,000	949,238
Gain on conversions of liabilities to common and preferred stock	-	(367,046)
Loss on exchange of stock and stock equivalents	-	919,642
(Increase) decrease in assets:
Accounts receivable	22,404	1,963
Inventory	(11,244)	1,395
Prepaid expenses and other current assets	27,117	269,675
Increase (decrease) in liabilities:
Accounts payable	(84,422)	(51,976)
Accrued expenses	23,785	34,924
Customer deposits	6,500	-
Deferred revenue	(11,281)	(9,109)

Net Cash Used in Operating Activities	(128,193)	(83,727)

Cash Flows From Financing Activities:
Principal payments on notes payable	(150,000)	-
Proceeds from issuance of common stock	300,000	-
Proceeds from issuance of preferred stock	-	35,000
Proceeds from notes payable - stockholders	-	14,400

Net Cash Provided by Financing Activities	150,000	49,400

Net Increase (Decrease) in Cash	21,807	(34,327)

Cash - Beginning of Period	11,188	38,420

Cash - End of Period	$ 32,995	$ 4,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	-

NON-CASH FINANCING ACTIVITY
During the three months ended December 31, 2013, the Company issued 35,000 shares of Series C Preferred stock for services valued at $10,000
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

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2013

NOTE 1   - ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary VoiceInterop, Inc., designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. VoiceInterop is the operating subsidary of the Company.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2013 and 2012, the Company had $ 0 and $3,000, respectively, in research and development costs from continuing operations.

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

As of December 31, 2013 and 2012, we had outstanding options and warrants exercisable for an aggregate of 1,084 and 10,608 shares of common stock, respectively.  As of December 31, 2013 and 2012, we had 574,000 and 1,074,000 shares of Series A Convertible Preferred stock outstanding which were convertible into 57,400,000 and 107,400,000 shares of common stock, respectively.  As of December 31, 2013 and 2012, we had 2,556,907 and 1,534,670 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,834,535 and 7,673,350  shares of common stock, respectively. As of December 31, 2012, we had three convertible notes outstanding with a principal amount of $94,500. Each convertible note was convertible into shares of common stock at a discount to the current market price of the stock. There were no convertible notes outstanding on December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s condensed consolidated financial statements.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  For the three months ending December 31, 2013 and 2012, the Company had a reserve of $5,000 and $0, respectively.

        EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

 The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of  the FASB ASC.  Pursuant to FASB ASC Section 505-50-30, all transactions in  which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more   reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is   complete or the date on which it is probable that performance will occur.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,005 during the three months ended December 31, 2013, and $2,540 during the three months ended December 31, 2012.

NOTE 3   -GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4   -NOTES PAYABLE TO STOCKHOLDERS

In November 2013, the Company repaid a $150,000 promissory note due to a stockholder.

Interest expense on the notes payable to stockholders was $7,091 and $7,003 for the three months ended December 31, 2013 and 2012, respectively.

NOTE 5 -CONVERTIBLE PROMISSORY NOTES AND EMBEDDEDED DERIVATIVE LIABILITIES

The Company had no convertible promissory notes or derivative liabilities outstanding as of December 31, 2013.

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

Interest expense on the convertible notes payable for the three months ended December 31, 2012 was $29,787, including $17,911 of discount amortization.

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

The embedded derivatives of the remaining convertible notes were re-measured at December 31, 2012 yielding a loss on change in fair value of the derivatives of $104,854.

NOTE 6 -EQUITY

Common Stock

In November 2013, a private investor purchased 40,000,000 shares of the Company’s common stock for $200,000 cash.

In December 2013, a stockholder purchased 10,000,000 shares of the Company’s common stock for $100,000 cash.

Preferred Stock

In December 2013, the Board of Directors voted to amend the Company’s Articles of Incorporation to change the conversion rights of the Series C and Series D Convertible Preferred Stock. Each share of the Series C and Series D Preferred Stock is convertible into five shares of common stock.

In November 2013, the Company issued 35,000 shares of the Company’s Series C Convertible Preferred stock to a consulting firm for services valued at  $10,000.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $14,437 and $13,560 for the three months ended December 31, 2013 and 2012, respectively.

NOTE 8 -    SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  Management has evaluated subsequent events for the period from December 31, 2013 the date of these condensed consolidated financial statements, through the date of the filing of February 19, 2014 and there have been no material subsequent events during that period.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., designs, builds sells and installs unified group communication solutions for public and private enterprises. We also manufacture and market a line of IP Gateways under the trade name AudioMate AM360. These gateways are sold direct to enterprises by the Company and indirectly through authorized dealers in North America and a number of foreign countries.

Results of Operations – Three Months Ended December 31, 2013 and 2012

Revenues

Revenues decreased  approximately 48% to $53,451 for the three months ended December 31, 2013 as compared to $101,825 for the three months ended December 31, 2012. This decrease was due to a decline in sales of unified group communication solutions and the installation revenue associated with the installation of those solutions. Sales of AudioMate AM360IP gateways increased approximately 8% to $41,383 from $38,810 for the three months ended December 31, 2013 and 2012, respectively.

Cost of Revenues

Cost of revenues was $23,057 for the three months ended December 31, 2013 as compared to $54,780 for the three months ended December 31, 2012, a decrease of approximately 58%. The decrease was primarily due to no cost of revenues associated with the sales of unified communication solutions as there were no sales in that category. Gross margins were 56% for the three months ended December 31, 2013 as compared to 46% for the three months ended December 31, 2012. The increase was primarily due to increased sales of proprietary equipment which support higher gross profit margins than equipment and software that is resold on behalf of third party suppliers.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 were $122,731 compared to $1,288,931 for the three months ended December 31, 2012, a decrease  of approximately 90%. The decrease was primarily due to the recognition of stock compensation expense resulting from the issuance of common stock under a new employment agreement with the Company’s CEO that was recognized in the three months ended December 31, 2012 and a decrease in professional fees associated with various outside consultants.

Loss from Operations

Loss from operations for the three months ended December 31, 2013 was $92,337 compared to a loss of $1,241,886 for the three months ended December 31, 2012. The decrease in loss from operations in 2013 versus 2012 was primarily due to a decrease in professional fees paid either through cash or stock compensation.  Gross profit margins increased to approximately 57% in the three months ended December 31, 2013 from approximately 46% for the three months ended December 31, 2012. This increase was primarily due to higher margins from sales of proprietary equipment and an increase in average sales price of proprietary equipment.

Other Income (Expenses)

Other expenses were $18,715 during the three months ended December 31, 2013 compared with $715,898 for the three months ended December 31, 2012.  The decrease is attributable to losses incurred on the exchanges of Series C preferred stock for common stock totaling approximately $919,000 during the three months ended December 31, 2012. Additionally, the loss from the change in fair value of derivative liabilities related to convertible debt of approximately $105,000 and interest expense on that convertible debt of approximately $27,000. These expenses were offset by gains on the conversions of stockholder notes payable and accounts payable totaling approximately $354,000 during the three months ended December 31, 2013.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $111,052 for the three months ended December 31, 2013 compared to a net loss of $1,957,784 for the three months ended December 31, 2012. Net loss per common share was $0.0001 and $1.58 for the three months ended December 31, 2013 and 2012, respectively. The decrease in net loss is primarily applicable to stock compensation expenses and losses on exchanges of preferred stock for common stock that occurred in the three months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $128,193 for the three months ended December 31, 2013 compared to $83,727 for the three months ended December 31, 2012. The increase in cash used by operations was due to an increase in accounts payable.

Net cash provided by financing activities was $150,000 for the three months ended December 31, 2013 compared to $49,400 for the three months ended December 31, 2012. The increase  was primarily due to the sale of $300,000 of the Company’s common stock.

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

The costs to operate our current business are approximately $50,000 per month. In order for us to cover our monthly operating expenses, we must generate approximately $125,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we will need to secure $50,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we would need to secure $600,000 in equity or debt capital.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2013 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2013, the Company issued 35,000 shares of Series C Convertible Preferred stock to a consulting firm for services rendered and to be rendered valued at $10,000.  Each Series C Convertible Preferred Share is convertible into the Company's common stock after one year at the conversion price of the par value of the common stock at the time of conversion at the holder's option.

On November 15, 2013 the Company entered into securities purchase agreement (the “Purchase Agreement”) with a private investor who purchased 40,000,000 shares of the Company’s common stock for $200,000 in cash. The funds were used to repay $150,000 in notes payable and balance for general working capital.

On December 13, 2013 the Company entered into securities purchase agreement (the “Purchase Agreement”) with a stockholder who purchased 10,000,000 shares of the Company’s common stock for $100,000 in cash. The funds were used for general working capital purposes.

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
3.9 3.10 3.11 3.12 3.13

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

Articles of Amendment to the Articles of Incorporation , filed on December 28, 2013 (9)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.

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

Filed as an Exhibit to the registrant’s annual report on Form-10K filed with the Securities and Exchange commission on January 13, 2014 and hereby incorporated by reference.

>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 19, 2014	By:	/s/ Larry M. Reid
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer