Form 10-Q
period 2014-03-31
Cleartronic, Inc.
filed 2014-05-15
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____

Accelerated filer ____

Non-accelerated filer ____

 Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No X

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,124,062,230 shares as of May 15, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	September 30,
	2014	2013
	(unaudited)
Current assets:
Cash	$ 4,898	$ 11,188
Accounts receivable, net	5,356	22,404
Inventory	17,793	22,881
Prepaid expenses and other current assets	8,656	68,657

Total current assets	36,703	125,130

Total assets	$ 36,703	$ 125,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 364,889	$ 442,752
Accrued expenses	263,411	236,680
Deferred revenue, current portion	22,067	36,487
Customer deposits	10,428	8,428
Notes payable - stockholders	180,738	330,738

Total current liabilities	841,533	1,055,085

Long Term Liabilities
Deferred revenue, net of current portion	5,254	10,704

Total liabilities	846,787	1,065,789

Stockholders' deficit:
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
474,000 and 574,000 shares issued and outstanding, respectively	5	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 and 1 shares issued and outstanding, respectively	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,481,549 and 2,521,907 shares issued and outstanding, respectively	25	25
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,118,446,438 and 2,058,069,648 shares issued and outstanding, respectively	21,185	20,581
Additional paid-in capital	11,149,415	10,839,980
Accumulated Deficit	(11,980,714)	(11,801,251)

Total stockholders' deficit	(810,084)	(940,659)

Total liabilities and stockholders' deficit	$ 36,703	$ 125,130

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenue	$ 66,797	$ 114,568	$ 120,247	$ 216,393

Cost of Revenue	30,215	59,731	53,272	114,512

Gross Profit	36,582	54,837	66,975	101,881

Operating Expenses:
Selling expenses	7,315	8,524	15,613	13,747
Administrative expenses	69,402	172,814	183,870	1,452,018
Research and development	3,000	-	3,000	3,020
Depreciation	-	794	-	2,342

Total Operating Expenses	79,717	182,132	202,483	1,471,127

(Loss) from operations	(43,135)	(127,295)	(135,508)	(1,369,246)

Gain on derivative financial instrument	-	122,909	-	18,055
Gain on debt conversion, net	-	105,08	-	472,127
(Loss) on share exchange	-	(348,644)	-	(1,268,286)
Interest and other expense	(25,271)	(46,373)	(43,955)	(104,820)

Total Other Expenses	(25,271)	(167,027)	(43,955)	(882,924)

Net loss	(68,406)	(294,322)	(179,463)	(2,252,170)

(Loss) per Common Share	$ (0.00003)	$ (0.00021)	$ (0.00009)	$ (0.003)

(Loss) per Common Share
basic and diluted	$ (0.00003)	$ (0.00021)	$ (0.00009)	$ (0.003)

Weighted Average of
Shares Outstanding -
basic and diluted	2,114,260,304	1,370,836,289	2,061,200,283	678,511,862

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2014	March 31, 2013

NET LOSS	$ (179,463)	$ (2,252,170)

Adjustments to reconcile net (loss) to net cash (used) in
operating activities:
Depreciation	-	2,342
Gain on change of fair value of derivative liability	-	(18,055)
Amortization of notes payable discount	-	51,618
Amortization of deferred loan costs	-	1,331
Common and preferred stock issued for compensation and services	10,000	1,311,524
Gain on conversions of liabilities to common and preferred stock	-	(472,127)
Loss on exchange of stock and stock equivalents	-	1,268,286
(Increase) decrease in assets:
Accounts receivable	17,048	(2,397)
Inventory	5,088	(18,768)
Prepaid expenses and other current assets	60,001	-
Increase (decrease) in liabilities:
Accounts payable	(77,825)	(21,540)
Accrued expenses	26,731	43,231
Customer deposit	2,000	37,000
Deferred revenue	(19,870)	(15,011)

Net Cash Used in Operating Activities	(156,290)	(84,736)

Cash Flows From Financing Activities
Principal payments on notes payable	(150,000)	-
Proceeds from issuance of common and preferred stock	300,000	35,000
Payment of convertible notes payable and related liabilities	-	(125,000)
Proceeds from note payable - stockholders	-	150,000

Net Cash Provided by Financing Activities	150,000	60,000

Net Decrease In Cash	(6,290)	(24,736)

Cash - Beginning of Period	11,188	38,420

Cash - End of Period	$ 4,898	$ 13,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,000	$ 32,134

NONCASH FINANCING ACTIVITY:
During the six months ended March 31, 2014, the Company issued 35,000 shares of Series C
Preferred stock for services valued at $10,000.

During the six months ended March 31, 2014, a shareholder converted 100,000 shares of Series A
Convertible Preferred stock into 10,000,000 shares of common stock.

During the six months ended March 31, 2014, 3 shareholders converted 75,358 shares of Series C
Convertible Preferred stock into 376,790 shares of common stock.

During the six months ended March 31, 2013, the Company converted $623,215 in accounts payable and accrued expenses to common stock and Series C preferred stock

During the six months ended March 31, 2013, the Company converted $143,703 in notes payable and accrued interest to stock holders to common stock and Series C preferred stock

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

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2014

NOTE 1   -ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary VoiceInterop, Inc., designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. VoiceInterop is the operating subsidiary of the Company.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending March 31, 2014 and 2013, the Company had $3,000 and $0.00, respectively, in research and development costs from continuing operations. For the six months ending March 31, 2014 and 2013, the Company had $3,000 and $3,020, respectively, in research and development costs from continuing operations.

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

As of March 31, 2014 and 2013, we had outstanding options and warrants exercisable for an aggregate of 1,084 and 6,363 shares of common stock, respectively.  As of March 31, 2014 and 2013, we had 474,000 and 574,000 shares of Series A Convertible Preferred stock outstanding convertible into 47,400,000 and 57,400,000, common shares, respectively.  As of March 31, 2014 and 2013, we had 2,566,907 and 2,501,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,834,535 and 12,509,785 shares of common stock, respectively.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. For the six months ending March 31, 2014 and 2013, the Company had a reserve of $2,492 and $5,000, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,078 during the three months ended March 31, 2014, and $2,188 during the three months ended March 31, 2013. For the six months ending March 31, 2014 and 2013, the Company had $4,083 and $4,728 in advertising costs, respectively.

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

Interest expense on the notes payable to stockholders was $12,098 and $ 13,471 for the six months ended March 31, 2014 and 2013, respectively and $5,007 and $6,468 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 -    CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

The Company had no convertible promissory notes or derivative liabilities outstanding as of March 31, 2014.

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

During the three months ended December 31, 2012, $7,700 of principal was converted to 27,500 shares of common stock. As a result of the partial conversion of the notes, $22,221 was reclassified from derivative liability to additional paid in capital.

On March 8, 2013 the Company paid all of the outstanding principal, accrued interest and penalties totaling $125,000 of the three outstanding convertible notes.

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

The repayment of the convertible notes effectively removed the derivative liability and the Company recognized a gain of approximately $123,000 and additional paid-in capital of approximately $65,000.  The net gain on the change in fair value of the derivative liability was $18,055 for the six months ended March 31, 2013 and $122,909 for the three months ended March 31, 2013.

NOTE 6 - EQUITY

Common Stock

In November 2013, a private investor purchased 40,000,000 shares of the Company’s common stock for $200,000 cash.

In December 2013, a stockholder purchased 10,000,000 shares of the Company’s common stock for $100,000 cash.

In January 2014, a stockholder converted 100,000 shares of the Company’s Series A Preferred stock into 10,000,000 of the Company’s common stock.

In March 2014, three shareholders converted 75,358 shares of the Company’s Series C Preferred stock into 376,790 shares of the Company’s common stock.

Preferred Stock

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

During the six months ended March 31, 2013, the Company entered ito exchange agreements with 81 common stockholders to exchange 61,351 shares of common stock into 2,270,045 shares of Series C Convertible preferred stock.  The total fair value of the Series C Convertible Preferred issued as consideration in the exchange was approximately $1,282,000. The total market value of the common stock exchanged was approximately $21,000. The Company recognized a loss for the difference between the consideration given and the market value of the stock of approximately $1,261,000. The Company will cancel all shares of common stock received in the exchange.

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

Dividends payable on Series A Convertible Preferred Stock of approximately $105,849 and $84,925 are included in Accrued Expenses at March 31, 2014 and September 30, 2013.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $12,386 and $14,178 for the three months ended March 31, 2014 and 2013, respectively and $26,823 and $27,738 for the six months ended March 31, 2014 and 2013, respectively.

NOTE 8 -    SUBSEQUENT EVENTS

Management has evaluated subsequent events for the period from March 31, 2014, the date of these condensed consolidated financial statements, through the date of the filing of May 15, 2014.

Issuance of Common Stock for Cash

In April 20014, the Company issued 5,000,000 shares of common stock to two investors for cash proceeds of $50,000.

Conversion of Convertible Series C Preferred Stock into Common Stock

In April 2014, three stockholders converted 110,894 shares of the Company’s Series C Preferred stock into 554,470 shares of the Company’s common stock.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenues

Revenues decreased to $66,797 for the three months ended March 31, 2014 as compared to $114,568 for the three months ended March 31, 2013.  During the three months ended March 31, 2014 there were no installations of interoperable communications systems which was the primary reason for the comparative decrease in revenues. In addition, revenues from the sale of proprietary hardware and software decreased approximately $16,000 or 26% during the three month period ended March 31, 2014.

Cost of Revenues

Cost of revenues was $30,215 for the three months ended March 31, 2014 as compared to $59,731 for the three months ended March 31, 2013. The decline was primarily due to no installation costs related to installation revenue during the three months ended March 31, 2014. Costs associated with the sale of proprietary hardware and software decreased during the three month period ended March 31, 2104 due to decreased sales of these products. Gross profits were $36,582 and $54,837 for the three months ended March 31, 2014 and 2013, respectively. The primary reason for the improvement in gross profit margin is the lower costs associated with the sale of proprietary hardware and software.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $79,717 compared to $182,132 for the three months ended March 31, 2013.  For the three months ended March 31, 2014, selling expenses decreased marginally to $7,315 from $8,524 for the three months ended March 31, 2013. General and administrative expenses decreased by $103,412 or approximately 60% primarily caused by a decrease in the use of outside consulting services. Research and development expenses were $3,000 for the three months ended March 31, 2014 as compared to $0.00 for the three months ended March 31, 2013, due to development of upgrades in the Company’s current hardware product line.

Loss from Operations

The Company’s net loss from operations decreased to $43,135 during the three months ended March 31, 2014 as compared to $127,295 for the three months ended March 31, 2013. The primary reason for this decrease was due to a decrease in operating expenses of approximately 56%.

Net Loss

Net loss per common share was $0.00003 and $0.00021 for the three months ended March 31, 2014 and 2013, respectively. The reduction in net loss per common share was due primarily to a decrease in operating expenses by approximately 56%.

FOR THE SIX MONTHS ENDED MARCH 31, 2014 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2013

Revenues

Revenues from operations were $120,247 for the six months ended March 31, 2014 as compared to $216,393 for the six months ended March 31, 2013. The decrease was  primarily due to a lack of installation contracts to furnish materials, equipment and supervision as well as labor and other services for installation of interoperable communication systems for enterprise clients and a decrease in sales of the Company’s proprietary hardware products.

Cost of Revenues

Cost of revenues was $53,272 for the six months ended March 31, 2014, as compared to $114,512 for the six months ended March 31, 2013.  This decrease was due primarily to a lack of enterprise communication projects and their associated costs. Gross profits were $66,975 and $101,881 for the six months ended March 31, 2014 and 2013, respectively. The decrease in gross profits was primarily due to a decrease in sales of the Company’s hardware and software products.

Operating Expenses

Operating expenses for the six months ended March 31, 2014 were $202,483 compared to $1,471,127 for the six months ended March 31, 2013. The decrease was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO and a decrease in professional fees associated with various outside consultants that were recognized in the six months ended March 31, 2013.

Loss from Operations

The Company’s net loss decreased to $135,508 during the six months ended March 31, 2014 as compared to a loss of $1,369,246 for the six months ended March 31, 2013. The primary reason for this decrease was approximately an 87% decrease in administrative expenses to $183,870 for the six months ended March 31, 2014 compared to $1,452,018 for the same period in 2013. This decrease was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO and losses incurred from restructuring activities that occurred in the six months ended March 31, 2013.

Net Loss

Net loss per common share was $0.00009 and $0.003 for the six months ended March 31, 2014 and 2013, respectively. The reduction in net loss per common share was due primarily to  an increase in the outstanding shares of common stock from 678,511,862 in the six months ended March 31, 2013 to 2,061,200,283 in the six months ended March 31, 2014. The increase in common shares was primarily due to the issuance of 2,000,000,000 restricted shares of common stock to the Company’s CEO which resulted in a larger number of common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $156,290 for the six months ended March 31, 2014 compared to $84,736 for the six months ended March 31, 2013. This increase was mainly attributable to the restructuring implemented by the Company using non-cash expenditures in the six months ended March 31, 2013.

Net cash provided by financing activities was $150,000 for the six months ended March 31, 2014 compared to $60,000 for the six months ended March 31, 2013. The increase was due to the  proceeds received from the issuance of common stock.

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

The costs to operate our current business are approximately $30,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $75,000 per month. Accordingly, in the absence of revenues, we will need to secure $30,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $400,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

In January 2014 a shareholder converted 100,000 shares of Series A Preferred stock into 10,000,000 shares of the Company’s common stock.

In March 2014 three shareholders converted 75,358 share of Series C Convertible Preferred stock into 376,790 shares of the Company’s common stock.

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

CLEARTRONIC, INC.

Date: May 15, 2014	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer