Form 10-Q
period 2014-06-30
Cleartronic, Inc.
filed 2014-08-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,124,900,908 shares as of August 14, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	September 30,
	2014	2013
	(unaudited)
Current assets:
Cash	$ 8,858	$ 11,188
Accounts receivable, net	803	22,404
Inventory	21,918	22,881
Prepaid expenses and other current assets	8,656	68,657

Total current assets	40,235	125,130

Total assets	$ 40,235	$ 125,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 370,560	$ 442,752
Accrued expenses	274,224	236,680
Deferred revenue, current portion	19,491	36,487
Customer deposits	-	8,428
Notes payable - stockholders	180,738	330,738

Total current liabilities	845,013	1,055,085

Long Term Liabilities
Deferred revenue, net of current portion	4,039	10,704

Total liabilities	849,052	1,065,789

Stockholders' deficit:
Series A preferred stock - $.001 par value; 200,000,000 shares authorized,
474,000 and 574,000 shares issued and outstanding, respectively	5	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 and 1 shares issued and outstanding, respectively	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,406,191 and 2,521,907 shares issued and outstanding, respectively	23	25
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,124,900,908 and 2,058,069,648 shares issued and outstanding, respectively	21,249	20,581
Additional paid-in capital	11,208,385	10,839,980
Accumulated Deficit	(12,038,479)	(11,801,251)

Total stockholders' deficit	(808,817)	(940,659)

Total liabilities and stockholders' deficit	$ 40,235	$ 125,130

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$ 38,742	$ 90,537	$ 158,990	$ 306,930

Cost of revenue	21,637	65,970	74,910	180,482

Gross profit	17,105	24,567	84,080	126,448

Operating Expenses:
Selling expenses	5,180	3,797	20,793	17,544
Administrative expenses	51,435	315,702	235,306	1,767,720
Research and development	3,000	-	6,000	3,020
Depreciation	-	-	-	2,342

Total operating expenses	59,615	319,499	262,099	1,790,626

(Loss) from operations	(42,510)	(294,932)	(178,019)	(1,664,178)

Gain (loss) on derivative financial instrument	-	-	-	18,055
Gain on debt conversion, net	-	-	-	472,127
(Loss) on share exchange	-	(5,446)	-	(1,273,732)
Interest and other expenses	(15,223)	(20,114)	(59,209)	(124,934)

Net loss	$ (57,733)	$ (320,492)	(237,228)	(2,572,662)

(Loss) per share - basic and diluted	$ (0.00003)	$ (0.00016)	(0.00012)	(0.00226)

Weighted average of shares outstanding:
Basic and diluted	2,123,611,595	2,057,069,710	2,059,837,582	1,138,031,145

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2014	June 30, 2013

NET LOSS	$ (237,228)	$ (2,572,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,342
Gain on change in fair value of derivative liability	-	(18,055)
Amortization of notes payable discount	-	51,618
Amortization of deferred loan costs	-	1,331
Common stock, preferred stock and warrants issued for compensation and services	10,000	1,560,650
Gain on conversions of liabilities to common and preferred stock	-	(472,127)
Loss on exchange of stock and stock equivalents	-	1,273,732
(Increase) decrease in assets:
Accounts receivable	21,601	2,468
Inventory	963	3,344
Prepaid expenses and other current assets	60,001	-
Increase (decrease) in liabilities:
Accounts payable	(72,122)	(3,743)
Accrued expenses and customer deposits	29,116	72,014
Deferred revenue	(23,661)	(10,583)

Net Cash Used in Operating Activities	(211,330)	(109,671)

Cash Flows From Financing Activities
Principal payments on notes payable	(150,000)	-
Proceeds from issuance of preferred stock	359,000	35,000
Proceeds from notes payable - stockholders	-	174,325
Payment of convertible notes payable and related liabilities	-	(125,000)

Net Cash Provided by Financing Activities	209,000	84,325

Net Decrease In Cash	(2,330)	(25,346)

Cash - Beginning of Period	11,188	38,420

Cash - End of Period	$ 8,858	$ 13,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,945	$ 32,806

NONCASH FINANCING ACTIVITIES:
During the nine months ended June 30, 2014, the Company issued 35,000 shares of Series C Preferred stock for services valued at $10,000.
During the nine months ended June 30, 2014, a shareholder converted 100,000 shares of Series A Convertible Preferred stock into 10,000,000 shares of common stock.
During the nine months ended June 30, 2014, 6 shareholders converted 186,252 shares of Series C Convertible Preferred stock into 931,260 shares of common stock.
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

See the accompanying notes to these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1   -ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary VoiceInterop, Inc., designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. VoiceInterop is the operation subsidiary of the Company.

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

NOTE 2   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESPRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

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

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding. There were no invoices assigned to factor as of June 30, 2014.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2014 and 2013, the Company had $3,000 and $0, respectively, in research and development costs from continuing operations. For the nine months ending June 30, 2014 and 2013, the Company had $6,000 and $3,020, respectively, in research and development costs from continuing operations.

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

As of June 30, 2014 and 2013, we had outstanding options and warrants exercisable for an aggregate of 167 and 1,784 shares of common stock, respectively.  As of June 30, 2014 and 2013, we had 474,000 and 574,000 shares of Series A Convertible Preferred stock outstanding convertible into 47,400,000 and 57,400,000 common shares, respectively.  As of June 30, 2014 and 2013 we had 2,370,655 and 2,521,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 11,853,275 and 12,609,535  shares of common stock, respectively.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. For the nine months ended June 30, 2014 and 2013, the Company had a reserve of $0 and $2,492, respectively.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOOD OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-20-30 of the FASB ASC. Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are received the consideration for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable the performance will occur.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,291 during the three months ended June 30, 2014, and $2,720 during the three months ended June 30, 2013. For the nine months ending June 30, 2014 and 2013, the Company had $6,374 and $7,449 in advertising costs, respectively.

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

Interest expense on the notes payable to stockholders was $17,160 and $ 22,075 for the nine months ended June 30, 2014 and 2013, respectively and $5,062 and $8,604 for the three months ended June 30, 2014 and 2013, respectively.

NOTE 5 -CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

The Company had no convertible promissory notes or derivative liabilities outstanding as of June 30, 2014.

The Company previously entered into securities purchase agreements (the “Purchase Agreement”) with an investor and issued  convertible promissory notes in the amount of $60,000, $37,500 and $37,500, respectively (the “Notes”).The Notes bore interest at 8% per annum and mature on August 15, 2012, October 23, 2012, and May 24, 2013, respectively. The Notes were convertible into unregistered shares of the Company’s common stock (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of the Notes was be equal to 58% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. In any event of default before the maturity date payment is immediately due in the amount 150% of the outstanding unpaid principal along with interest and any penalties.

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

The repayment of the convertible notes effectively removed the derivative liability and the Company recognized a gain of approximately $123,000 and additional paid-in capital of approximately $65,000. The net gain on the change in fair value of the derivative liability was $18,055  for the nine months ended June 30, 2013.

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

In March 2014, three shareholders converted 75,358 shares of the Company’s Series C Preferred stock into 376,990 shares of the Company’s common stock.

In April 2014, three shareholders converted 110,894 shares of the Company’s Series C Preferred stock into 554,470 shares of the Company’s common stock.

In April and June 2014, private investors purchased 5.900,000 shares of the Company’s common stock for $59,000 cash.

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

Dividends payable on Series A Convertible Preferred Stock of  $115,302 and $84,925 are included in Accrued Expenses at June 30, 2014 and September 30, 2013, respectively.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $12,362 and $14,219 for the three months ended June 30, 2014 and 2013, respectively and $39,185 and $41,957 for the nine months ended June 30, 2014 and 2013, respectively.

NOTE 8 -SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  Management has evaluated subsequent events for the period from June 30, 2014 the date of these condensed consolidated financial statements, through the date of the filing of August 14, 2014 and there have been no material subsequent events during that period.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company, through its wholly owned subsidiary, VoiceInterop, Inc., designs, builds, sells and installs unified group communication solutions for public and private enterprises. VoiceInterop  also manufactures and markets a line of IP Gateways under the trade name AudioMateAM 360. These gateways are sold direct to enterprises by the Company and indirectly through authorized dealers in North America and a number of foreign countries.

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues decreased to $38,742 for the three months ended June 30, 2014 as compared to $90,537 for the three months ended June 30, 2013.  The decrease was primarily due to a large sale of AudioMate hardware to a single customer in the three months ended June 30, 2013 as well as the discontinuance of sales of third party software by the Company in the three months ended June 30, 2014.  AudioMate hardware revenue decreased approximately 51% to $27,900 for the three months ended June 30, 2014 compared to approximately $57,000 for the three months ended June 30, 2013.

Cost of Revenues

Cost of revenues was $21,637 for the three months ended June 30, 2014 as compared to $65,970 for the three months ended June 30, 2013.    Gross profits were $17,105 and $24,567 for the three months ended June 30, 2014 and 2013, respectively. The primary reason for the increase in gross profit margin was the higher costs associated with the sale of proprietary hardware due to an incentive discount extended to a single customer in the three months ended June 30, 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $59,615 compared to $319,499 for the three months ended June 30, 2013.  For the three months ended June 30, 2014, selling expenses increased $1,383 or approximately 36% because of an increase in sales and marketing expenses. General and administrative expenses decreased $264,267 or approximately 84% primarily caused by a decrease in the use of outside consulting services. Research and development expenses were $3,000 and $0 for the three months ended June 30, 2014 and 2013, respectively. Management has decided to cautiously invest in improving its Audiomate AM360 product line.

Loss from Operations

The Company’s net loss from operations decreased to $42,510 during the three months ended June 30, 2014 as compared to $294,932 for the three months ended June 30, 2013. The reason for this decrease was approximately a 86% decrease in administrative expenses, primarily due to a decrease in outside consulting services.

Net Loss

Net loss per common share was $0.00003 and $0.00016 for the three months ended June 30, 2014 and 2013, respectively. The reduction in net loss per common share was due primarily to the reduction in administrative expenses.

FOR THE NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues from operations were $158,990 for the nine months ended June 30, 2014 as compared to $306,930 for the nine months ended June 30, 2013. Revenues from hardware sales declined by approximately $43,000 or 27% and third party software sales declined to $0 from approximately $71,000 due to management’s decision to cease selling third party software.

Cost of Revenues

Cost of revenues was $74,910 for the nine months ended June 30, 2014, as compared to $180,482 for the nine months ended June 30, 2013.  This decrease was due primarily to a decline in hardware and software sales. Gross profits were $84,080 and $126,448 for the nine months ended June 30, 2014 and 2013, respectively. The decrease in gross profits was primarily due to decreased sales of hardware and software. Gross margins increased to approximately 52% from approximately 41% for the nine months ended June 30, 2014 and 2013, respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2014 were $262,099 compared to $1,790,626 for the nine months ended June 30, 2013. This decrease was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO that occurred in the nine month period ended June 30, 2013.

Loss from Operations

The Company’s net loss decreased to $237,228 during the nine months ended June 30, 2014 as compared to a net loss of $2,572,662 for the nine months ended June 30, 2013. The primary reason for this decrease was an 86% decrease in administrative expenses to $235,306 for the nine months ended June 30, 2014 compared to $1,767,720 for the same period in 2013. This decrease was primarily due to the recognition of stock compensation issued under a new employment agreement with the Company’s CEO and losses incurred from restructuring activities in the nine months ended June 30, 2013.

Net Loss

Net loss per common share was $0.00012 and $0.00226 for the nine months ended June 30, 2014 and 2013, respectively. The reduction in net loss per common share was due primarily to the restructuring of the company through the issuance of Preferred shares in exchange for cancellation of common shares, the issuance of Preferred shares in exchange for the cancellation of accounts payable and accrued expenses and the issuance 2,000,000,000 restricted shares of common stock to the Company’s CEO which resulted in a larger number of common shares outstanding in the nine months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $211,330 for the nine months ended June 30, 2014 compared to $109,671 for the nine months ended June 30, 2013. This increase was mainly attributable to a decrease in accounts receivable, prepaid expenses and other current assets, accounts payable and deferred revenue.

Net cash provided by financing activities was $209,000 for the nine months ended June 30, 2014 compared to $84,325 for the nine months ended June 30, 2013. The increase was due primarily to the proceeds received from the issuance of common stock which was partially offset by repayments of notes payable.

Our obligations are being met on a month-to-month basis as cash becomes available. We continue to attempt to secure an acquisition or consummate a merger with a private company. There can be no assurance that the Company’s efforts in this effort will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

In March 2014, three shareholders converted 75,358 shares of the Company’s Series C Preferred stock into 376,990 shares of the Company’s common stock.

In April 2014, three shareholders converted 110,894 shares of the Company’s Series C Preferred stock into 554,470 shares of the Company’s common stock.

In April and June 2014, private investors purchased 5,900,000 shares of the Company’s common stock for $59,000 cash.

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

CLEARTRONIC, INC.

Date: August 14, 2014	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer