Form 10-K
period 2014-09-30
Cleartronic, Inc.
filed 2015-01-13
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 333-135585

CLEARTRONIC, INC.
(Exact name of issuer as specified in its charter) (Exact name of registrant as specified in its charter)
Florida	65-0958798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 North Federal Highway, Suite 100 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 939-3300

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2014 (based on the closing sale price of $0.169 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on that date) was approximately $19,180,053.  The stock price of $0.169 at March 31, 2014, takes into account a one for 3,000 reverse stock split on December 28, 2012.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 31, 2014, the registrant had outstanding 2,131,812,230 shares of common stock, par value $0.00001 per share.

ii

Table of Contents

PART I

1

Item 1.

Business.

1

Item 1A.

Risk Factors.

6

Item 1B.

Unresolved Staff Comments.

6

Item 2.

Properties.

6

Item 3.

Legal Proceedings.

7

Item 4.

(Removed and Reserved).

7

PART II

7

Item 5.

Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities.

7

Item 6.

Selected Financial Data.

9

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

14

Item 8.

Financial Statements and Supplementary Data.

14

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

14

Item 9A.

Controls and Procedures.

14

Item 9A(T).

Controls and Procedures.

14

Item 9B.

Other Information.

16

PART III

18

Item 10.

Directors, Executive Officers and Corporate Governance.

16

Item 11.

Executive Compensation.

17

Item 12.

Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

19

Item 13.

Certain Relationships and Related Transactions and Director Independence.

20

Item 14.

Principal Accounting Fees and Services.

21

PART IV

21

Item 15.

Exhibits, Financial Statement Schedules.

21

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1.

Business.

The Company

We were initially incorporated on November 4, 1999, as Menu Sites, Inc., a Florida corporation.  On March 9, 2001, we changed our name to CNE Communications, Inc.  On October 1, 2004, we changed our name to CNE Industries, Inc.  On March 29, 2005, we changed our name to GlobalTel IP, Inc.  On May 9, 2008, we changed our name to Cleartronic, Inc.

All of our operations are conducted through our wholly owned subsidiaries, VoiceInterop, Inc., a Florida corporation, incorporated on November 13, 2007, and ReadyOp Communications, Inc., a Florida corporation, incorporated on September 15, 2014, which facilitate the marketing and sales of ReadyOp™ software, discussed below.

Business Overview

We do not currently have sufficient capital to conduct the present or proposed business activities described below.  The costs to operate our business are approximately $30,000 per month.  In order for us to cover our monthly operating expenses, we must generate revenues of approximately $75,000 per month.  Accordingly, in the absence of revenues, we must secure $50,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $360,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue any business activities.  We have not obtained any commitments for additional capital, and we may not be able to obtain any additional capital on terms not unfavorable to us, if at all.

From March 2005 to October 2007, we were primarily engaged in providing telecommunications services to our customers employing Voice over Internet Protocol (VoIP) technology.  In October 2007, we sold substantially all of our assets utilized in that business.  Prior to 2005, we were a website development company.

We are now a provider of Internet Protocol, or IP, unified group communication solutions.  The products used in our solutions include our own proprietary products as well as products from other software and hardware vendors.

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system.  We consider all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer.  In 2013, we developed our own proprietary group communication solution and have built and installed two of these solutions as of the filing date of this report.  Prior to developing our own solution we used WAVE software as the core component.  We have designed, built and installed 16 unified group communication solutions as of the filing date of this report, 14 of which utilize WAVE software.  In November 2013, we discontinued using WAVE software as a component in our unified communication solution installations.

Revenues have been generated from the design, construction and installation of the group communication systems.  We have also generated revenues from maintenance and support contracts, once a unified group communication solution has been installed and tested.  While we no longer sell WAVE based systems we will continue to support the installations that we have previously installed.  We also sell our proprietary line of Internet Protocol Gateway which we have branded the AudioMate 360 IP Gateway, discussed below.  These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”).  As of the date of this filing, we have approximately 75 active VARs, and we have sold our gateways to more than 1,000 end-users in the United States and 18 foreign countries.

Prior to and subsequent to sales we have made to three airport authorities, we have had discussions with approximately 15 other airport authorities as well as airlines in the United States and abroad to design, build and install voice interoperability solutions.  Those discussions have not resulted in any sales.

We have developed an Internet Protocol Gateway which we call the AudioMate 360 IP Gateway.  The AudioMate 360 IP Gateway has been designed to provide an Internet Protocol Gateway to users of unified group communications.  The AudioMate 360 IP Gateway is available in different configurations which enable it to be used with various types of communications equipment.

Although other devices are available that perform the same or similar functions, we believe that our price for the AudioMate 360 IP Gateway is substantially lower than the prices others are presently charging for similar devices.  If we are unable to provide the AudioMate 360 IP Gateway to our prospective customers at substantially lower prices than others are charging for similar gateways, our business will be materially adversely affected.

We do not have any other products at this time.

Our Agreement with Collabria

On August 15, 2014, we entered into a Software License Agreement with Collabria LLC of Tampa, Florida.  The agreement grants us the non-exclusive and non-transferable right to use, reproduce, market, sell license, and support Collabria’s emergency notification command and control software, trade-named ReadyOp™.  ReadyOp™ software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies.  We expect ReadyOp™ to be an integral component in the communication solutions we intend to offer in the future.  The agreement with Collabria will remain in effect for an initial term of five years unless either we or Collabria sooner terminates the agreement upon not less than 30 days prior written notice.  Upon expiration of the agreement, our only obligation to Collabria shall be the payment of all outstanding obligations to Collabria as described in the agreement.

Need for Unified Group Communications

Unified group communications and coordination within and between agencies for response actions to incidents and emergencies has been a challenge for many years.  The result has been inefficiencies and in some cases the loss of lives, time and money during response activities.  Governmental agencies, hospitals and other organizations experience these same interoperability failures.

We believe that Collabria’s ReadyOp™ software is a new approach to communication, coordination and interoperability that is simple, flexible, low-cost and is already in use by many agencies and enterprises in the governmental and private sectors.

Collabria’s ReadyOp™ Software

ReadyOp™ is a simple, innovative web-based planning and communications platform for efficiently and effectively planning, managing, communicating, and directing activities within a single organization or in a unified command structure.  ReadyOp™ is a comprehensive solution with multiple means of communications in a single program, including interoperable communications for radios and other devices.  ReadyOp™’s flexibility supports daily operations, exercises and response activities including multi-agency and multi-location operations.  ReadyOp™ is a single platform that provides communications, coordination, collaboration and critical response capabilities for first responders and other organizations.

Communication challenges and coordination failures within and between organizations have been well documented and remain a part of the final report for most every exercise and major incident.  This is especially evident when multiple agencies are involved in a response effort.  In 2003, Homeland Security Presidential Directive-5 (HSPD-5) created the National Incident Management System (NIMS).  NIMS is intended to provide a consistent template for government, private sector, and nongovernment organizations to work together during incidents and emergencies.

NIMS was used to create the Incident Command System (ICS) for first responders.  ICS is essentially an organizational chart with assigned roles for responsibilities during incident response.  Each role has assigned tasks to be accomplished, the goal being that all persons assuming the various roles complete their assigned tasks.  Use of ICS is mandated for all law enforcement, fire and other government agencies at all levels plus seaports, airports, universities and hospitals.  ReadyOp™ was initially designed based on the structure of ICS, but has evolved into a full response and communications platform.

Patents and Intellectual Property

If we are able to continue our business activities, our business will be dependent on our intellectual property, some of which we have developed for our software and hardware applications.  We do not have any trade secret confidentiality agreements.  For projects that are in development, we intend to rely on intellectual property rights afforded by trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology and other intellectual property.  We cannot foretell if these procedures and arrangements will be adequate in protecting our intellectual property.

We have filed a patent application with the United States Patent and Trademark Office in connection with various configurations of our AudioMate 360 IP Gateway.  We may file similar patent applications in additional countries.  The claims in the patent application relate to various aspects of the AudioMate 360 IP Gateway.  On March 13, 2012, the United States Patent Office notified us that U.S. Patent number 8,135,001 B1 had been granted for the 34 claims of our patent application for Multi Ad Hoc Interoperable Communicating Networks.  It may be that one or more of our claims are not meaningful.  Furthermore, the validity of issued patents is frequently challenged by others.  One or more patent applications may have been filed by others previous to our filing, which encompass the same or similar claims.

A patent application does not in and of itself grant exclusive rights.  A patent application must be reviewed by the Patent Office of each relevant country prior to issuing as a patent and granting exclusive rights.

We do not have any trademarks.

Because of our limited resources, we may be unable to protect a patent, either owned or licensed, or to challenge others who may infringe upon a patent.  Because many holders of patents in our industry have substantially greater resources than we do and patent litigation is very expensive, we may not have the resources necessary to successfully challenge the validity of patents held by others or withstand claims of infringement or challenges to any patent we may obtain.  Even if we prevail, the cost and management distraction of litigation could have a material adverse affect on us.

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

If trade secrets and other means of protection upon which we rely may not adequately protect us, our intellectual property could become available to others.  Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to us.

The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, if at all.

Rapid Technological Change Could Render Our Products Obsolete

Our markets are characterized by rapid technological changes, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements, and evolving industry standards.  The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete.  Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.  We may experience delays in releasing new products and product enhancements in the future.  Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

Seasonality of Our Business

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

We are affected by inflation along with the rest of the economy.  Specifically, our costs to complete our products could rise if specific components needed see a rise in cost.

Manufacturing and Suppliers

We have outsourced the manufacturing of our AudioMate 360 IP Gateway.  This outsourcing has allowed us to:

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

We have also relied on a small number of suppliers for several key components utilized in the assembly of our AudioMate 360 IP Gateway.  For example, our contract manufacturer has purchased a key component that is essential to the production of our gateways from a single source supplier.  We have not identified any alternative suppliers for that component.  Our contract manufacturer has maintained relatively low inventories and acquired components only as needed.  As a result, our ability to efficiently respond to customer orders, if any, may be constrained by, among other things, the then-current availability or terms and pricing of necessary components.  We may be unable to obtain a sufficient quantity of these components in a timely manner to meet the demands of our customers.  In addition, we have no control over the prices of these components.  Any delays or any disruption of the supply of these components could also materially and adversely affect our operating results.

Competition

The unified group communications industry is extremely competitive.  Over the past year, the number of companies entering our industry has increased dramatically.  Competitive pricing pressures can negatively impact profit margins, if any.  Competitors include Cisco Systems, Inc., Tyco Electronics Ltd., Catalyst Communications Technologies, Inc., Telex, Inc., Federal Signal Corporation and Mutual-Link, Inc. as well as Motorola and its authorized dealers.  These and other potential competitors are generally large and well capitalized and have substantially more experience than we do in our industry.  Consequently, in order for Cleartronic to be successful in its intended operations, it must be able to compete effectively against its competitors.  If Cleartronic cannot effectively compete for whatever reason, we will not be successful.

Sales and Marketing

We have marketed our unified group communication solutions and AudioMate 360 IP Gateway through a commissioned sales person.  The majority of our sales leads have come through sales persons, VARs and our website.  If we are able to continue our business activities, we intend to expand the use of commissioned sales representatives to market and sell the ReadyOp™ software solution along with our AudioMate 360 IP Gateway line of Internet Protocol Gateways.  We will also continue to use our network of VARs to market our AudioMate 360 IP Gateway.

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  Larry M. Reid, our chairman, president, chief executive officer, chief financial officer, principal accounting officer, secretary, and sole director, and his intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy.  While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

At present, Cleartronic has one executive officer, Larry M. Reid.  We executed an Employment Agreement with Mr. Reid on October 5, 2012.  Pursuant to the agreement, Cleartronic and Mr. Reid agreed that for a one year period beginning on October 5, 2012 the company shall employ the executive.  Unless Cleartronic shall have given Mr. Reid written notice at least 180 days prior to the Termination Date, the agreement shall renew and continue in effect for additional one-year periods, provided, however, that we may, at our election at any time after the expiration of the initial term of the agreement, give Mr. Reid notice of Termination.  We previously had a Consulting Agreement with Mr. Reid, but the agreement has been cancelled.

Mr. Reid will be paid in addition to a base salary of $5,000 per month, 2,000,000,000 restricted shares of our common stock, all of which are fully paid and non-assessable.  The stock compensation in this agreement is in addition to previously issued stock compensation.  A copy of the employment agreement with Mr. Reid has been previously filed with the SEC as an exhibit to a Form 8-K.  See “Item 13.  Certain Relationships and Related Transactions and Director Independence.”

Adequacy of Working Capital for Cleartronic

We estimate that we will need at least $360,000 to continue operations over the next 12 months.  We will apply great efforts to raise though equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means.  If we are not able to raise additional capital, we will not be able to continue operations and our business may fail.

The Financial Results for Cleartronic May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially and adversely affect our business, operating results, and financial condition.  Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Employees

As of the date of this report, we have one employee, Larry M. Reid, our chairman, president, chief executive officer, chief financial officer, principal accounting officer, secretary, and sole director.  We anticipate adding two additional employees in the next 12 months.  We do not feel that we would have any difficulty in locating needed staff.

Transfer Agent

Our transfer agent is ClearTrust, LLC, whose address is 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558, and telephone number (813) 235-4490.

Company Contact Information

Our principal executive offices are located at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487, telephone (561) 939-3300.  Our email address is info@cleartronic.com.  The Cleartronic Internet website is located at www.cleartronic.com.  The information contained in our website shall not constitute part of this report.

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We lease approximately 3,400 square feet for our principal offices in Boca Raton, Florida, from an unaffiliated party at a monthly rental of approximately $6,900.  We subleased approximately 1,500 square feet to a third party for approximately $3,000 per month.  The current lease expired on November 30, 2014.  We negotiated a new lease for approximately 1,700 square feet with the same unaffiliated party at a monthly rental of approximately $3,200.  The new lease expires on November 30, 2018.

Item 3.

Legal Proceedings.

Cleartronic is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with our customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.

(Removed and Reserved).

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCQB since May 16, 2013, under the symbol “CLRI.”  Previously, the shares of our common stock were traded on the OTCBB from September 10, 2008, until May 16, 2013.

The following table sets forth, taking into consideration the one for 3,000 reverse split of our common stock which occurred on December 28, 2012, the high and low bid prices for our common stock on the OTCQB as reported by various market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2013 Quarter Ended:
December 31, 2012	$0.06	$0.05
March 31, 2013	$0.12	$0.06
June 30, 2013	$0.10	$0.05
September 30, 2013	$0.05	$0.04

Fiscal 2014 Quarter Ended:
December 31, 2013	$0.10	$0.04
March 31, 2014	$0.169	$0.045
June 30, 2014	$0.169	$0.01
September 30, 2014	$0.08	$0.05

Fiscal 2015 Quarter Ended:
December 31, 2014	$0.08	$0.05

As of December 31, 2014, we were authorized to issue 5,000,000,000 shares of our common stock, of which 2,131,812,230 shares were outstanding.  Our shares of common stock are held by approximately 172 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 2,782,156 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of our preferred stock and dividend rights pertaining to the preferred stock.

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The Company has accrued dividends payable to preferred shareholders through September 30, 2014. No cash dividends have been paid to date.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	167 (1)	$90,000	75,000,000 (2)
Equity compensation plans not approved by security holders	-0-	-0-	1,871,301 (3)
Total	167 (1)	$90,000	76,871,301

_____________

(1)

Includes outstanding options granted pursuant to GlobalTel IP 2005 Incentive Equity Plan, which terminated by its terms on October 17, 2010.  The shares have been adjusted for the one for 3,000 reverse split of our common stock which occurred on December 28, 2012.

(2)

Includes shares available for future issuance under the Cleartronic 2011 Equity Incentive Plan.

(3)

Includes shares remaining for issuance under the 2009 Consultant Stock Plan.

Recent Sales of Unregistered Securities

On the dates specified below, we have issued unregistered securities to various creditors and investors.

•

In November 2013, we issued 40,000,000 shares of our common stock to an individual investor for $200,000 in cash.

•

In December 2013, we issued 10,000,000 shares of our common stock to an individual investor  for $100,000 in cash.

•

In February 2014, three of our stockholders converted 75,358 shares of our Series C Preferred Stock into 376,790 shares of our common stock.

•

In February 2014, one of our stockholders converted 100,000 shares of our Series A Preferred Stock into 10,000,000 shares of our common stock.

•

In April 2014, three of our stockholders converted 110,894 shares of our Series C Preferred Stock into 554,470  shares of our common stock.

•

In April 2014, we issued 5,000,000 shares of our common stock to two of our stockholders for $50,000 in cash.

•

In June 2014, we issued 900,000 shares of our common stock to two of our stockholders for $9,000 in cash.

•

In October 2014, one of our stockholders converted 20,000 shares of our Series A Preferred Stock into 2,000,000 shares of our common stock.

•

In October 2014, one of our stockholders converted 20,000 shares of our Series C Preferred Stock into 100,000 shares of our common stock.

•

In November 2014, an individual investor purchased  2,500,000 shares of our common stock for $25,000 in cash.

•

In November 2014, one of our stockholders converted 10,000 shares of our Series A Preferred Stock into 1,000,000 shares of our common stock.

•

In December 2014, one of our stockholders converted 12,500 shares of our Series A Preferred Stock into 1,250,000 shares of our common stock.

•

In December 2014, we entered into a Securities Purchase Agreement with a institutional investor in connection with the issuance of an 8% convertible promissory note in the amount of $38,000.

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(c) of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  Our securities were sold only to an accredited investor, as defined in the Securities Act, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received shares of our common stock or preferred stock were provided with access to our filings with the SEC, including the following:

•

The information contained in our annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by Cleartronic under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Cleartronic or any affiliated purchasers during any month within the fiscal year covered by this report.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Cleartronic,” all refer to Cleartronic, Inc. and our subsidiaries as of the date of this report.

Going Concern

On September 30, 2014, we had current assets of $27,255 and current liabilities of $895,988.  Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of September 30, 2014, Cleartronic had an accumulated deficit  of $12,101,150, which included a net loss of $299,899 reported for the year ended September 30, 2014.  Also, during the year ended September 30, 2014, we used net cash of $217,683 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Cleartronic to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.  Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended September 30, 2014, Compared to Year Ended September 30, 2013.

Revenues.  Revenues declined 51% to $207,424 in 2014, from $427,286 during 2013.  Cleartronic has had difficulty in increasing or maintaining sales of unified communication projects and equipment because of insufficient funds to market our products and services.

Cost of Revenues and Gross Margins.  Cost of revenues declined from $248,994 in 2013, to $92,349 in 2014.  Gross margins increased to 55% or $115,075 in 2014 compared with 42% or 178,292 in 2013.  The primary reason for the increase in gross margin was due to increased sales of proprietary software and hardware which generated higher margins than sales of third party hardware and software.

Operating Expenses.  Operating expenses decreased approximately 84% in 2014, to $339,960 compared to $2,109,671 during 2013.  Operating expenses include selling expenses, administrative expenses, research and development costs and depreciation.  This decrease was primarily due to the recognition of stock compensation issued under a new employment agreement with Larry Reid, our chairman, president, chief executive officer, chief financial officer, principal accounting officer, secretary, and sole director, and recognition of stock compensation used to pay for outside consulting services that were recognized in 2013 and minimal stock compensation recognized in 2014.

Selling Expenses.  Selling expenses decreased approximately 64% from $83,832 in 2013, to $30,521 in 2014, primarily due to the decreased use of third party sales consultants and lower consulting and travel expenses due to a decrease in outside sales consultants.  Administrative expenses decreased approximately 85% from $2,015,197 in 2013, to $302,789 in 2014, primarily due to decreased management and financial consulting expenses to five financial consultants.

Research and Development Expenses.  Research and development expenses decreased 20% to $6,650 in 2014, from $8,300 in 2013, due to minimal development expense related to the expansion our AudioMate 360 IP Gateway.

Depreciation Expenses.  There were no depreciation expenses incurred in 2014, due to all non-core assets reaching the end of their depreciation period.

Interest and Other Expense.  Interest and other expense was $75,014 for 2014, compared with $933,050 for 2013.  The main reason for the decrease was due to the loss incurred on the exchange of our Series C Preferred shares for the return and cancellation of shares of our common stock in 2013.  The loss in 2013, was partially offset by a gain on a derivative financial instrument, as well as a gain on conversion of debt and a reduction in dividend and interest expenses.

Net Loss.  Net losses were $299,899 and $2,864,429 for 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by ($8,683) during the fiscal year ended September 30, 2014, to $2,505 during the fiscal year ended September 30, 2013.  Net cash used in operating activities for the fiscal year ended September 30, 2014, was $217,683 as compared to $113,787 for the fiscal year ended September 30, 2013, due primarily to a decrease in the issuance of common and preferred stock and warrants for professional services and loss on share exchange which was partially compensated to gain on debt conversion.   We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $209,000.

At September 30, 2014, our total liabilities were $898,813, which included $387,575 in accounts payable, $285,950 in accrued expenses, $10,430 in customer deposits, $180,738 in notes payable, stockholders, and $31,295 in deferred revenue.

Based on our initial unified communication installations and the development of our AudioMate 360 IP Gateway, we have developed a business plan.  The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers.  In addition, we intend to market our AudioMate 360 IP Gateway both directly to clients and through VARs.  Our VARs have introduced us to customers in the past, and we will continue to rely on them to introduce us to additional customers.  We intend to market the ReadyOp™ software through commissioned sales representatives.  We believe these sales will increase the sales of the AudioMate 360 IP Gateway.  Our business plan further calls for us to seek additional VARs such as consulting firms, equipment manufacturers and communications companies.

We believe that in order to fund our business plan, we will need approximately $360,000 in new equity or debt capital.  In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities.  We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities.  Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future.  We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $3000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $75,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $30,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $360,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

Investing Activities

Net cash used in investing activities was $0 for both fiscal years ended September 30, 2014, and 2013.

Financing Activities

•

In November 2013, we issued 40,000,000 shares of our common stock to an individual investor  for $200,000 in cash.

•

In December 2013, we issued 10,000,000 shares of our common stock to an individual investor for $100,000 in cash.

•

In April 2014, we issued 5,000,000 shares of our common stock to two individual investors for $50,000 in cash.

•

In June 2014, we issued 900,000 shares of our common stock to two investors for $9,000 in cash.

•

In November 2014, we issued 2,500,000 shares of our common stock to an individual investor for $25,000 in cash.

•

In December 2014, we entered into a Securities Purchase Agreement with an institutional investor in connection with the issuance of an 8% convertible promissory note in the amount of $38,000.

Cash from Financing Activities

Net cash provided by financing activities was $209,000 during fiscal 2014.  This included $359,000 from proceeds from the issuance of shares of our common stock and the repayment of a promissory note due to an investor in the amount of $150,000. Net cash provided by financing activities was approximately $86,000 during fiscal year 2013. This included proceeds from the issuance of shares and notes payable and payments of convertible notes payable.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

Revenue Recognition and Deferred Revenues. Unified group communication solutions consist of three elements to be provided to customers: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

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

  Inventory. Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. During the year ended September 30, 2014 the Company eliminated its inventory of individual component parts used in assembly of its circuit boards. The component parts inventory was purchased from the Company by its contract manufacturer which now provides completed circuit boards at a price that includes component parts and assembly charges. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was  to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 and $5,000 as of September 30, 2014 and 2013.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2014 and 2013 there were no derivative liabilities.

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

13

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

•

In October 2014, one of our stockholders converted 20,000 shares of our Series A Preferred Stock into 2,000,000 shares of our common stock.

•

In October 2014, one of our stockholders converted 20,000 shares of our Series C Preferred Stock into 100,000 shares of our common stock.

•

In November2014, we issued 2,500,000 shares of our common stock to an individual investor  for $25,000 in cash.

•

In November 2014, one of our stockholders converted 10,000 shares of our Series A Preferred Stock into 1,000,000 shares of our common stock.

•

In December 2014, one of our stockholders converted 12,500 shares of our Series A Preferred Stock into 1,250,000 shares of our common stock.

•

In December 2014, we entered into a Securities Purchase Agreement with an institutional investor in connection with the issuance of an 8% convertible promissory note in the amount of $38,000.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None,

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation.  This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Larry M. Reid	70	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary, and Director	1999

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of one director, who has expertise in the business of Cleartronic.  Upon receipt of sufficient funds either from revenues or through receipt of funds from debt or sales of our common stock and preferred stock, we intend to seek directors and officers who would be able to assist in the execution of our business plan.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  There are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary.  Cleartronic has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for  the director and executive officer of Cleartronic is set forth below.

Larry M. Reid has been a member of our board of directors since 1999, and our chief financial officer since March 2005.  He has served as president since February 2012.  Mr. Reid was also our president from September 2006, to July 2011, and from 1999 to March, 2005, at which time he became our executive vice president and chief financial officer.  From December 2001, until September 2005, Mr. Reid was the chief financial officer and a director of Connectivity Inc., which was primarily engaged in the manufacture and distribution of emergency call boxes.  In April 2003, Connectivity Inc. was acquired by Arrow Resources Development, Inc. at which time Mr. Reid became the executive vice president and a director of that company.

Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Cleartronic with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners have not complied on a timely basis with all Section 16(a) filing requirements.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have not adopted any written policies and procedures.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have not adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers.

Item 11.

Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Cleartronic has one executive officer, Larry M. Reid.  We executed an Employment Agreement with Mr. Reid on October 5, 2012.  The Employment Agreement replace our previously executed Consulting Agreement with Mr. Reid.  Pursuant to the Employment Agreement, Cleartronic and Mr. Reid agreed that for a one year period beginning on October 5, 2012, we employed Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the “Termination Date” for purposes of the agreement.  Termination of the agreement can be made by either party without penalty upon 10 days written notice.

Unless Cleartronic shall have given Mr. Reid written notice at least 180 days prior to the Termination Date, the agreement shall renew and continue in effect for additional one-year periods (and all provisions of this anniversary from such original Termination Date shall thereafter be designated as the “Termination Date” for all purposes under the agreement, provided, however, that we may, at our election at any time after the expiration of the initial term of the agreement, give Mr. Reid notice of Termination, in which event he shall continue to receive, as severance pay, his base salary, if any, and benefits set forth in the agreement for 12 full months following such notice of termination.  During such 12-month severance period, the board of directors may modify Mr. Reid’s duties.  Cleartronic agreed that it will not unreasonably withhold any annual renewals of the agreement.

Under the agreement, Mr. Reid agreed that he shall carry out the strategic plans and policies as established by our business plan.  Mr. Reid will advise us from time to time on organization, hiring, mergers, and execution of our business plan.

Mr. Reid is paid in addition to a base salary of $5,000 per month.  In addition, Mr. Reid received 2,000,000,000 restricted shares of our common stock, all of which were fully paid and non-assessable.  The stock compensation in this agreement is in addition to previously issued stock compensation.  A copy of the employment agreement with Mr. Reid has been previously filed with the SEC as an exhibit to a Form 8-K.

We do not have any other compensation arrangements with any other executive officer or director.

It is uncertain when, if ever, we will be in a position to compensate any of our other officers or directors.  Before we can expect to provide for additional officer salaries, we will have to obtain revenues form the sales of our products or raise funds through a debt or equity offering of our securities.  See “Item 1.  Business.”

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2014, and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2013	38,000	-0-	-0-	-0-	-0-	-0-	-0-	38,000
	2014	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

__________

(1)

Mr. Reid is our chairman of the board, president, chief financial officer, principal accounting officer, secretary, and sole director.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2014:

18

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Larry M. Reid (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)

Mr. Reid is our chairman of the board, president, chief financial officer, principal accounting officer, secretary, and sole director.

Employment Agreements

See “Summary of Cash and Certain Other Compensation,” above.

Director Compensation

See “Summary of Cash and Certain Other Compensation,” above.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each person who owns beneficially outstanding shares of our preferred stock;

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	2,005,016,325	94.0	77,586	2.7
All directors and officers as a group (one person)	2,005,016,325	94.0	77,586	2.7

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 2,131,812,230 shares were issued and outstanding.  As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 2,782,156 shares were issued and outstanding.  Mr. Reid owns one share of our Series B Preferred Stock and 77,585 shares of our Series C Preferred Stock.  See below for a description of our preferred stock and voting rights.

(3)

Mr. Reid is our chairman of the board, president, chief financial officer, principal accounting officer, secretary, and sole director.

As a result of the stock ownership by Mr. Reid, he is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•

The operation of which may at a subsequent date result in a change in control of Cleartronic; or

•

With respect to the election of directors or other matters.

Preferred Stock

As of the date of this report, we have 200,000,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 2,478,156 shares were issued and outstanding.  There are currently four series of preferred stock designated as follows:

•

1,250,000 shares have been designated as Series A Preferred Stock, 441,500 of which are issued and outstanding;

•

10 shares have been designated as Series B Preferred Stock, one of which is issued and outstanding;

•

50,000,000 shares have been designated as Series C Preferred Stock, 2,340,655 of which are issued and outstanding; and

•

10,000,000 shares of Series D Preferred Stock, none of which are issued and outstanding.

Pursuant to our Articles of Incorporation establishing our preferred stock:

•

A holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by one on all matters submitted to a vote of our stockholders.  Each one share of our Series A Preferred Stock shall be convertible into 100 shares of our common stock.  Each holder of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred Stock then held by such holder, on a pro rata basis.

•

A holder of shares of the Series B Preferred Stock is entitled one vote per share on all matters submitted to a vote of our stockholders.  If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have voting rights equal to two  times the sum of the total number of shares of our common stock which are issued and outstanding at the time of voting, plus  the total number of shares of any shares of our preferred stock which are issued and outstanding at the time of voting.  A holder of shares of the Series B Preferred Stock shall have no conversion rights or rights to dividends.

•

A holder of shares of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by 10 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series C Preferred Stock shall be convertible into five of shares of our common stock.

•

A holder of shares of the Series D Preferred Stock is entitled to the number of votes equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by 10 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series D Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series D Preferred Stock shall be convertible into five of shares of our common stock.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

See “Summary of Cash and Certain Other Compensation,” above.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Goldstein Schechter Koch P.A. for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2014 and 2013, were $28,000, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Goldstein Schechter Koch P.A. for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2014 and 2013, were $26,000 for each year.

Tax Fees

The aggregate tax fees billed by Ribotsky Levine & Company for professional services rendered for tax services for the fiscal years ended September 30, 2014 and 2013, were $0 and $1,500, respectively.

All Other Fees

There were no other fees billed by Ribotsky, Levine & Company or Goldstein Schechter Koch P.A. for professional services rendered during the fiscal years ended September 30, 2014 and 2013, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our consolidated financial statements for the fiscal year ended September 30, 2014, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

All financial statements are included in Item 8 of this report.

(b)

All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.

(c)

The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed as exhibit 3.01 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.2**

Articles of Amendment to Articles of Incorporation filed March 12, 2001, filed as exhibit 3.02 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.

3.3**

Articles of Amendment to Articles of Incorporation filed October 4, 2004, filed as exhibit 3.03 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.

3.4**

Articles of Amendment to Articles of Incorporation filed March 31, 2005, filed as exhibit 3.04 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.

3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant’s registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.

3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant’s Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant’s Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on October 5, 2012, Commission File Number 333-135585.
3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant’s Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant’s Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**

Convertible Promissory Note dated November 15, 2011, in the original principal amount of $60,000 issued to Asher Enterprises, Inc., filed as exhibit 10.1 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.

10.2**

Convertible Promissory Note dated January 19, 2012, in the original principal amount of $37,500 issued to Asher Enterprises, Inc., filed as exhibit 10.2 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.

10.3**

Promissory Note dated June 26, 2012, in the original principal amount of $10,000 issued to Dominic Albi, filed as exhibit 10.3 to the registrant’s Form 10-Q on August 20, 2012, Commission File Number 333-135585.

10.4**

Convertible Promissory Note dated August 22, 2012, in the original principal amount of $37,500 issued to Asher Enterprises, Inc., filed as exhibit 4.12 to the registrant’s Form 10-K on January 14, 2013, Commission File Number 333-135585.

10.5**

Amendment to Consulting Services Agreement dated October 1, 2008, between Larry M. Reid and the registrant, filed as exhibit 10.7 to the registrant’s Form 10-K on December 30, 2011, Commission File Number 333-135585.

10.6**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant’s Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.7**	Software License Agreement dated August 15, 2014, between Collabria LLC and the registrant, filed as exhibit 10.11 to the registrant’s Form 8-K on August 20, Commission File Number 333-135585.
10.8*	Securities Purchase Agreement dated December 1, 2014, between the registrant and KBM Worldwide, Inc. in connection with the issuance of an 8% convertible promissory note in the amount of $38,000.
10.9*	Convertible Promissory Note dated December 1, 2014, in the original principal amount of $38,000 issued to KBM Worldwide, Inc.
10.10*	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc.
31.1*	Certification of Larry M. Reid, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Larry M. Reid, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instanace Document
101.SCH*	XBRL Taxonomy Extension Document
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Lable Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: January 13, 2015.

By: /s/ Larry M. Reid

    Larry M. Reid, Chief Executive Officer

By: /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry M. Reid LARRY M. REID	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	January 13, 2015

23

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cleartronic, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. and Subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended September 30, 2014. Cleartronic, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also  includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

January 13, 2015

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND 2013

ASSETS

	2014	2013
Current assets:
Cash	$ 2,505	$ 11,188
Accounts receivable, net	-	22,404
Inventory	16,094	22,881
Prepaid expenses and other current assets	8,656	68,657

Total current assets	27,255	125,310

Property and equipment, net	-	-

Total assets	$ 27,255	$ 125,310

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 387,575	$ 442,752
Accrued expenses	285,950	236,680
Deferred revenue, current portion	31,295	36,487
Customer deposits	10,430	8,428
Notes payable - stockholders	180,738	330,738

Total current liabilities	895,988	1,055,085

Long Term Liabilities
Deferred revenue, net of current portion	2,825	10,704

Total long term liabilities	2,825	10,704

Total liabilities	898,813	1,065,789

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
474,000 and 574,000 shares issued and outstanding, respectively	5	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,370,655 and 2,521,907 shares issued and outstanding, respectively	24	25
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,124,900,908 and 2,058,069,648 shares issued and outstanding, respectively	21,249	20,581
Additional paid-in capital	11,208,314	10,839,980
Accumulated Deficit	(12,101,150)	(11,801,251)

Total stockholders' deficit	(871,558)	(940,659)

Total liabilities and stockholders' deficit	$ 27,255	$ 125,130

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

Revenue	$ 207,424	$ 427,286

Cost of revenue	92,349	248,994

Gross profit	115,075	178,292

Operating expenses:
Selling expenses	30,521	83,832
Administrative expenses	302,789	2,015,197
Research and development	6,650	8,300
Depreciation	-	2,342

Total operating expenses	339,960	2,109,671

Loss from operations	(224,885)	(1,931,379)

Other (expenses)
Gain on derivative financial instrument	-	18,055
Gain on debt conversion, net	-	472,127
Loss on share exchange	-	(1,273,732)
Interest and other expenses	(75,014)	(149,500)
Total other income (expenses)	(75,014)	(933,050)

Net loss	$ (299,899)	$ (2,864,429)

Loss per common share - basic and diluted	$ (0.00014)	$ (0.00209)

Weighted average number of shares outstanding
- basic and diluted	2,110,696,898	1,369,700,683

The accompanying notes are an integral part of these consolidated financial statements subsidiaries

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

Net (Loss)	$ (299,899)	$ (2,864,429)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	-	2,342
(Gain) on derivative financial instrument	-	(18,055)
Amortization of notes payable discount	-	51,618
Amortization of deferred loan costs	-	1,331
Common stock, prefered stock and warrants issued for services	10,000	1,801,859
(Gain) on debt conversion, net	-	(472,127)
Loss on share exchange	-	1,273,732
(Increase) decrease in assets:
Accounts receivable	22,404	(19,936)
Inventory	6,787	7,186
Prepaid expenses and other current assets	60,001	-
Increase (decrease) in liabilities:
Accounts payable	(55,177)	23,624
Accrued expenses	49,270	67,965
Customer deposits	2,002	8,428
Deferred revenue	(13,071)	22,675
Net cash (used in) operating activities	(217,683)	(113,787)

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock and common stock	359,000	35,000
Payments of convertible notes payable and related liabiilties	-	(125,000)
Proceeds from notes payable - stockholders	-	196,555
Payments of notes payable - stockholders	(150,000)	(20,000)
Net cash provided by financing activities	209,000	86,555

Net decrease in cash	(8,683)	(27,232)

Cash - Beginning of year	11,188	38,420

Cash - End of year	$ 2,505	$ 11,188

Supplemental cash flow information:
Cash paid for interest	$ 5,895	$ 32,806

Non-cash financing transactions:
During the year ended September 30, 2014, the Company issued 35,000 shares of Series C Preferred stock for services valued at $10,000.
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

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2012	1,074,000	$ 10.74	1	$ -	-	$ -	136,916	$ 1.50	$ 7,572,635	$ (8,936,822)	$ (1,364,174)

Shares issued for cash	-	-	-	-	14,000	0.14	-	-	35,000	-	35,000
Shares issued for conversion of notes payables and accured interest	-	-	-	-	57,481	0.57	-	-	41,960	-	41,961
Shares issued for conversion of convertible debt and derivative liability	-	-	-	-	-	-	27,500	0.24	22,221	-	22,221
Shares issued for conversion of accounts payable	-	-	-	-	211,786	2.12	141,666	1.42	265,668	-	265,672
Shares issued for non-employee services	-	-	-	-	24,000	0.24	6,825,000	68.25	670,180	-	670,248
Shares issued for employee services	-	-	-	-	-	-	1,000,000	10.00	908,990	-	909,000
Shares cancelled in exchange for Preferred C	-	-	-	-	2,190,045	21.90	(61,434)	(0.61)	1,265,938	-	1,265,959
Preferred C in exchange for cancellation of options and warrants	-	-	-	-	32,595	0.33	-	-	13,330	-	13,330
Common shares in exchange for conversion of Preferred A	(500,000)	(5.00)	-	-	-	-	50,000,000	500.00	(495)	-	-
Common shares in exchange for conversion of Preferred C	-	-	-	-	(8,000)	-	2,000,000,000	20,000.00	(20,000)	-	-
Removal of derivative liability for payment of conversion of debt	-	-	-	-	-	-	-	-	64,553	-	64,553
Net (loss) for the year ended September 30, 2013	-	-	-	-	-	-	-	-	-	(2,864,429)	2,864,429

BALANCE AT SEPTEMBER 30, 2013	574,000	$ 5.74	1	$ -	2,521,907	$ 25.30	2,058,069,648	$ 20,581	$ 10,839,980	$ (11,801,251)	$ (940,659)

Shares issued for cash	-	-	-	-	-	-	55,900,000	559.00	358,441	-	359,000
Shares issued for non-employee services	-	-	-	-	35,000	0.35	-	-	10,000	-	10,000
Common shares in exchange for conversion of Preferred A	(100,000)	(1.00)	-	-	-	-	10,000,000	100.00	(99)	-	-
Common shares in exchange for conversion of Preferred C	-	-	-	-	(186,252)	(1.86)	931,260	9.00	(8)	-	-
Net (loss) for the year ended September 30, 2014	-	-	-	-	-	-	-	-	-	(299,899)	(299,899)
BALANCE AT SEPTEMBER 30, 2014	474,000	$ 4.74	1	$ -	2,370,655	$ 23.79	2,124,900,908	$ 21,249	$ 11,208,314	$ (12,101,150)	$ (871,558)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE 1 -ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In August 2014, the Company entered into a Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”).  The Agreement grants the Company the right to market, sell and support Collabria’s command and control software, trade-named ReadyOp. ReadyOp software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. Upon expiration of the agreement, the Company’s only obligation to Collabria shall be the payment of all outstanding obligations to Collabria. In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements and accompany notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cleartronic, Inc. and its subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc. All intercompany transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2014 and 2013.

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

The Company provided an allowance for doubtful accounts for the years ended September 30, 2014 and 2013 of $0 and $3,200, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2014 and 2013, the Company had $6,650 and $8,300, respectively, in research and development costs.

COMPREHENSIVE INCOME

The Company had no comprehensive income during the years ended September 30, 2014 and 2013.

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

As of September 30, 2014 and 2013, we had outstanding options and warrants exercisable for an aggregate of 167 and 6,363 shares of common stock, respectively.  As of September 30, 2014 and 2013, we had 474,000 and 574,000 shares of Series A Convertible Preferred stock outstanding convertible into 47,400,000 and 57,400,000 common shares, respectively.  As of September 30, 2014 and 2013, we had 2,370,655 and 2,521,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 11,853,275 and 12,609,535  shares of common stock, respectively.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. During the year ended September 30, 2014 the Company eliminated its inventory of individual component parts used in assembly of its circuit boards. The component parts inventory was purchased from the Company by its contract manufacturer which now provides completed circuit boards at a price that includes component parts and assembly charges. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was  to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 and $5,000 as of September 30, 2014 and 2013.

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

As of September 30, 2014 all property and equipment had been fully depreciated.

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

The Company is required to recognize, measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest as a result of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2014, 2013 and 2012 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2014 and 2013 there were no derivative liabilities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,121 during the year ended September 30, 2014 and $2,458 during the year ended September 30, 2013.

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 -GOING CONCERN

During the years ended September 30, 2014 and 2013, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $300,000 for the year ended September 30, 2014 and had working capital deficit of approximately $869,000 for the year ended September 30, 2014. The Company also had an accumulated deficit of approximately $12,101,000 and a stockholders’ deficit of approximately $871,000 at September 30, 2014.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes the agreement with Collabria will allow the Company to  generate additional income from the sale of ReadyOp software and will assist in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -PROPERTY AND EQUIPMENT

The Company’s property and equipment as of September 30, 2014 and 2013 consisted of the following:

			ESTIMATED
			USEFUL LIFE
	2014	2013	(IN YEARS)
Software	$ 47,823	$ 47,823	4
Network equipment	32,653	32,653	4
RoIP equipment and software	3,873	3,873	5
Office equipment and furniture	30,226	30,226	5
Testing and R & D equipment	21,550	21,550	5
	136,125	136,125

Less accumulated depreciation	(136,125)	(136,125)

Net property and equipment	$ 0	$ 0

Depreciation expense totaled $0 and $2,342 for the years ended September 30, 2014 and 2013, respectively.

NOTE 5 -DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2014 and 2013 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2014, the Company has net operating loss carryforwards of approximately $11,584,000 that expire through 2031. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets (liabilities) are:

	2014	2013

Consolidated NOL carryover	$11,584,000	$11,284,000
Deferred tax asset from NOL carryover arising from current net effective tax rate	$4,520,000	$4,400,000
Net deferred income tax asset	4,520,000	4,400,000
Less: valuation allowance	(4,520,000)	(4,400,000)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2014	2013

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0%	5.0%
Effective rate for deferred tax asset	39.0%	39.0%
Less: Valuation allowance	(39.0%)	(39.0%)
Effective income tax rate	0.0%	0.0%

Management has determined that it is more likely than not that the Company will not use the NOL carryforward and has 100% against the deferred asset. The reserve is based on historical experience of the Company’s operations as it has not recognized net income in its current incarnation and there is no indication of any events or conditions that would show that trend will not continue due to the Company’s current expectation of expense requirements.

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

NOTE 6 -NOTES PAYABLE – STOCKHOLDERS

In April 2013, the Company entered into a promissory note for $10,000 with a stockholder. The note bears a 10% interest rate, is unsecured and is due on December 31, 2015.

In May 2013, the Company entered into two promissory notes for $14,325 with a stockholder. The notes bear a 10% interest rate, are unsecured and are due on December 31, 2015.

As further discussed in Note 8, during the twelve months ended September 30, 2013, the Company repaid approximately $132,000 in notes payable to stockholders through the issuance of 57,481 shares of Series C Convertible Preferred Stock.

During prior years, the Company entered into 3 promissory notes with one stockholder for a total amount of $110,000.  The notes bear a 10% interest rate, are unsecured and are due on December 31, 2015.

In November 2013, the Company repaid a note payable to one stockholder for $150,000.

The Company has other notes payable to stockholders totaling $46,413. These notes range in interest from 10% to 15% which are payable quarterly. All of these notes mature December 31, 2015.

Interest expense on notes payable – stockholders was $27,891 in 2014 and $30,984 in 2013.

NOTE 7  - CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

The Company had no convertible promissory notes or derivative liabilities outstanding as of September 30, 2014.

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

The repayment of the convertible notes effectively removed the derivative liability and the Company recognized a gain of approximately $123,000 and additional paid-in capital of approximately $65,000. The net gain on the change in fair value of the derivative liability was $18,055  for the year ended September 30, 2013.

NOTE 8 -EQUITY TRANSACTIONS

Preferred Stock

In June 2010, the Board of Directors voted to amend the Company’s Articles of Incorporation in order to authorize the issuance of 200 million shares of Preferred Stock with a par value of $0.001 per share. Concurrently, the Board designated the preferred stock as Series A Convertible Preferred Stock. Among other things, the Certificate of Designation of Series A Convertible Preferred (i) authorizes 1,250,000 shares of the Corporation’s preferred stock to be designated “Series A Convertible Preferred Stock (ii) is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option (iii) each holder of Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly in either cash or equivalent shares of common stock at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis.

In August 2012, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series B Preferred Stock setting forth the rights and preferences of the Series B Preferred Stock. Among other things, the Certificate of Designation (i) authorizes 10 (ten) shares of the Corporations preferred stock to be designated as Series B Preferred Stock; (ii)grants no conversion rights to the holders of the Series B Preferred Stock; (iii) provides the holders of Series B Preferred Stock shall vote with the holders of the Corporation’s common stock and any class or series of capital stock of the Corporation hereafter created; and (iv) provides that if at least on share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred stock at any given time, regardless of their number, shall have voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii)the total number of shares of any Preferred Stocks which are issued and outstanding at the time of voting.

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

During the year ended September 30, 2014, the company issued 35,000 shares of Series C Convertible Preferred stock to a consulting firm for services valued at $10,000.

Dividends payable on Series A Convertible Preferred Stock of approximately $124,860 and $84,925 are included in Accrued Expenses as of September 30, 2014 and 2013, respectively.

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

In February 2014, 3 shareholders converted 75,358 shares of Series C Convertible Preferred stock into 376,790 shares of common stock and 1 shareholder converted 100,000 shares of Series A Convertible preferred stock into 10,000,000 shares of common stock.

In April 2014, 3 shareholders converted 110,894 shares of Series C Convertible Preferred stock into 554,470 shares of common stock.

Common Stock issued for conversion of notes payable

During October and November 2012, a noteholder converted $7,700 of a convertible promissory note into 27,501 shares of the Company’s common stock.

Common stock issued for cash

In November 2013, the Company issued 40,000,000 shares of common stock to one shareholder for $200,000 in cash.

In December 2013, the Company issued 10,000,000 shares of common stock to one shareholder for $100,000 in cash.

In April 2014, the Company issued 5,000,000 shares of common stock to 2 shareholders for $50,000 in cash.

In June 2014, the Company issued 900,000 shares of common stock to 2 shareholders for $9,000 in cash.

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

The following table summarizes information about stock options outstanding at September 30, 2014:

	Stock Options
	Options	Wtd. Avg. Exercise Price
Outstanding at September 30, 2012	2,183	$189.00
Granted/Issued	--	--
Exercised	--	--
Expired/Canceled	(399)	$135.00
Outstanding at September 30, 2013 Granted/Issued Exercised Expired/Canceled	1,784 -- -- (1,617)	$196.00 -- -- $196.00
Outstanding at September 30, 2014	167	$90.00

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.00 to $0.030	167	1.25 yrs	$90.00	167	$90.00

In October 2010, the 2005 Incentive Equity Plan expired. During the year ended September 30, 2014, the Company granted no options, and 1,617 options expired.

No outstanding options were held by officers as of September 30, 2014. Outstanding options held by officers as of September 30, 2013 amounted to 583.

Warrants

During the year ended September 30, 2014 no warrants were issued and 5,496 warrants were cancelled or expired.

During the year ended September 30, 2013 no warrants were issued and 4,579 warrants were cancelled or expired.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price
Outstanding at September 30, 2012	10.075	$ 167.07
Granted	0	$ 0.00
Expired/Cancelled	(5,496)	$ 195.00
Outstanding at September 30, 2013	4,579	$ 167.07
Granted	0	$ 0.00
Expired/Cancelled	(4,579)	$ 167.07
Outstanding at September 30, 2014	0

Warrants exercisable at September 30, 2014	0
Warrants outstanding at September 30, 2014	0

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,200. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2018.

The Company subleased a portion of its principal offices to a third party on a month to month basis until November 30, 2014 at which time the sublessee negotiated its own lease . For the years ended September 30, 2014 and 2013 the Company’s rent was reduced by approximately $30,000 and $26,000 as a result of the sublease agreement.

Future lease commitments are as follows for the years ended September 30:

2015	$40,640
2016	41,260
2017	41,880
2018	43,560

Total	$166,340

Rental expense incurred during the years ended September 30, 2014 and 2013 was $51,549 and $56,212, respectively.

MAJOR CUSTOMERS

Approximately 44% and 36% of the Company's revenues for the years ended September 30, 2014 and 2013 was derived from 3 customers, respectively.

MAJOR SUPPLIER AND SOLE MANUFACTURING SOURCE

During 2014, the Company developed a proprietary interoperable communications solution. Prior to 2014, the Company’s unified group communication services business relied primarily on one major vendor to supply its software development platform. During the year ended September 30, 2013, purchases from this vendor represented approximately 17% of the total cost of revenue. The Company had no purchases from this vendor in the year ended September 30, 2014. The Company has contracted with a single local manufacturing facility to provide completed circuit boards used in the assembly of its IP gateway devices. Interruption to the manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 13, 2015, which is the date the consolidated financial statements were issued.

Common stock issued for conversion of preferred stock

In October 2014, a shareholder converted 20,000 shares of Series A Convertible Preferred stock into 2,000,000 shares of common stock.

In October 2014, a shareholder converted 20,000 shares of Series C Convertible Preferred stock into 100,000 shares of common stock.

In November 2014, a shareholder converted 10,000 shares of Series A Convertible Preferred stock into 1,000,000 shares of common stock.

In December 2014, a shareholder converted 12,500 shares of Series A Convertible Preferred stock into 1,250,000 shares of common stock.

Common stock issued for cash

In November 2014, a shareholder purchased 2,500,000 shares of common stock for $25,000 in cash.

Convertible promissory note

In December 2014, the Company entered into a Securities Purchase Agreement with a private investor in connection with the issuance of a 8% convertible promissory note in the amount of $38,000. The note matures on September 3, 2015 and is convertible into shares of the Company’s common stock at a variable conversion price (58% multiplied by the market price) that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Note also contain prepayment option whereby the Company may make payments to the holder based on the length of time the Note have been outstanding, upon three (3) trading days' prior written notice to the holder.

During the first 30 days, the Company may make a payment to the holder equal to 115% of the then outstanding unpaid principal and interest, from days 31 until 60 days, the Company may make a payment to the holder equal to 120% of the then outstanding unpaid principal and interest, from days 61 until 90 days, the Company may make a payment to the holder equal to 125% of the then outstanding unpaid principal and interest, from days 91 until 120 days the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 121 until 150 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 151 until 180 days, the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right of prepay. In the event of default before the maturity dates, the payment is immediately due, in the amount of 22% of the outstanding unpaid principal, along with interest and any penalties.