Form 10-Q
period 2014-12-31
Cleartronic, Inc.
filed 2015-02-23
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-55329

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,135,562,230 shares as of February 23, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2014	2014
	(unaudited)
Current assets:
Cash	$ 1,041	$ 2,505
Inventory	11,115	16,094
Prepaid expenses and other current assets	12,605	8,656

Total current assets	24,761	27,255

Total assets	$ 24,761	$ 27,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 391,415	$ 387,575
Accrued expenses	298,001	285,950
Deferred revenue, current portion	19,328	31,295
Customer deposits	14,664	10,430
Convertible note payable, net of discount	13,540	-
Notes payable - stockholders	180,738	180,738

Total current liabilities	917,686	895,988

Long Term Liabilities
Deferred revenue, net of current portion	1,735	2,825

Total long term liabilities	1,735	2,825

Total liabilities	919,421	898,813

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
431,500 and 474,000 shares issued and outstanding, respectively	4	5
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,350,655 and 2,370,655 shares issued and outstanding, respectively	23	24
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
2,131,812,230 and 2,124,900,908 shares issued and outstanding, respectively	21,318	21,249
Additional paid-in capital	11,260,834	11,208,314
Accumulated Deficit	(12,176,839)	(12,101,150)

Total stockholders' deficit	(894,660)	(871,558)

Total liabilities and stockholders' deficit	$ 24,761	$ 27,255

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2014	2013

Revenue	$ 72,076	$ 53,451

Cost of Revenue	37,510	23,057

Gross Profit	34,566	30,394

Operating Expenses:
Selling expenses	15,005	8,262
Administrative expenses	76,295	114,469

Total Operating Expenses	91,300	122,731

Loss from operations	(56,734)	(92,337)

Other Income (Expense)
Interest and other expenses	(18,955)	(18,715)

Total Other Income (Expense)	(18,955)	(18,715)

Net loss	$ (75,689)	$ (111,052)

Loss per common share - basic and diluted	$ (0.00004)	$ (0.0001)

Weighted average number of shares outstanding:
Basic and diluted	2,127,534,360	2,080,095,492

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2014	2013

Net (Loss)	$ (75,689)	$ (111,052)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Common and preferred stock issued for compensation and services	-	10,000
(Increase) decrease in assets:
Accounts receivable	-	22,404
Inventory	4,979	(11,244)
Prepaid expenses and other current assets	(3,949)	27,117
Amortization of debt discount	3,057	-
Increase (decrease) in liabilities:
Accounts payable	3,840	(84,422)
Accrued expenses	12,121	23,785
Customer deposits	4,234	6,500
Deferred revenue	(13,057)	(11,281)

Net Cash Used in Operating Activities	(64,464)	(128,193)

Cash Flows From Financing Activities:
Principal payments on notes payable	-	(150,000)
Proceeds from issuance of common stock	25,000	300,000
Proceeds from convertible note payable	38,000	-

Net Cash Provided by Financing Activities	63,000	150,000

Net Increase (Decrease) in Cash	(1,464)	21,807

Cash - Beginning of Period	2,505	11,188

Cash - End of Period	$ 1,041	$ 32,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,670	$ -

NON-CASH FINANCING ACTIVITY
During the three months ended December 31, 2014, the Company had no non-cash financing activity.
During the three months ended December 31, 2013, the Company issued 35,000 shares of Series C Preferred stock for services valued at $10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

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

In August 2014, the Company entered into a Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”).  The Agreement grants the Company the right to market, sell and support Collabria’s command and control software, trade-named ReadyOp. ReadyOp software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. Upon expiration of the agreement, the Company’s only obligation to Collabria shall be the payment of all outstanding obligations to Collabria. In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. According to the terms of the agreement ReadyOp Communications will pay Collabria a royalty for all  ReadyOp software sold.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015.

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

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding. There were no invoices assigned to factor as of December 31, 2014.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2014 and 2013, the Company had no research and development costs from continuing operations in each period, respectively.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customers: software licenses and equipment purchased from third-party vendors,proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into the cohesive communication source.

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

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable. Royalties paid to software vendors are categorized as Cost of Goods Sold.

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

As of December 31, 2014 and 2013, we had outstanding options and warrants exercisable for an aggregate of 167 and 1,084 shares of common stock, respectively.  As of December 31, 2014 and 2013, we had 431,500 and 574,000 shares of Series A Convertible Preferred stock outstanding which were convertible into 43,500,000 and 57,400,000 shares of common stock, respectively.  As of December 31, 2014 and 2013, we had 2,350,655 and 2,556,907 shares of Series C Convertible Preferred stock outstanding which are convertible into 11,753,275 and 12,834,535 shares of common stock, respectively. As of December 31, 2014, we had one convertible note outstanding in the principal amount of $38,000. The convertible note is convertible into shares of common stock at a discount to the current market price of the stock. There were no convertible notes outstanding on December 31, 2013.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 as of December 31, 2014 and September 30, 2014.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,841 during the three months ended December 31, 2014, and $2,005 during the three months ended December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the three months ended December 31, 2014 did not have a material impact on the Company’s financial position, results of operations or cash flows, or on financial statement disclosures made by the Company.

NOTE 3  - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the agreement with Collabria will allow the Company to generate additional income from the sale of ReadyOp software and will assist in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

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

Interest expense on the notes payable to stockholders was $5,338 and $7,091 for the three months ended December 31, 2014 and 2013, respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE AND EMBEDDED DERIVATIVE LIABILITIES

In December 2014, the Company entered into a Securities Purchase Agreement with a private investor in connection with the issuance of a 8% convertible promissory note in the amount of $38,000. The note matures on September 3, 2015. The note is convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (58% multiplied by the market price) that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion or (ii) the fixed conversion price of $.00005. The Note also contains a prepayment option whereby the Company may make payments to the holder based on the length of time the Note has been outstanding, upon three (3) trading days' prior written notice to the holder.

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

Beneficial Conversion Feature

In connection with the convertible note entered into in December 2014, the Company determined that a beneficial conversion feature existed on the date the note was issued. The beneficial conversion feature related to this note was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible note by the number of shares the note is convertible into) and the fair value of the common stock multiplied by the number of shares into which the note may be converted.

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December convertible note financing of approximately $27,500. Amortization of the discount from the beneficial conversion feature included in interest expense was $3,057, for the three months ended December 31, 2014.

The Company had no convertible promissory notes or derivative liabilities outstanding as of December 31, 2013.

NOTE 6 - EQUITY

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

NOTE 7 -    SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 23, 2015, which is the date the condensed consolidated financial statements were issued.

In January 2015, a shareholder converted 37,500 shares of Series A Convertible Preferred stock into 3,750,000 shares of common stock.

In February 2015, a shareholder converted 32,500 shares of Series A Convertible Preferred stock into 3,250,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Cleartronic, Inc. (the “Company,” formerly GlobalTel IP, Inc.) was incorporated in Florida on November 15, 1999. The Company operates through two wholly owned subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc.

VoiceInterop, Inc., designs, builds sells and installs unified group communication solutions for public and private enterprises. VoiceInterop also manufactures and markets a line of IP Gateways under the trade name AudioMate AM360. These gateways are sold direct to enterprises by the Company and indirectly through authorized dealers in North America and a number of foreign countries.

ReadyOp Communications, Inc. is a new subsidiary formed in September 2014, to market, sell and support ReadyOp software through a Software License Agreement with Collabria LLC of Tampa, Florida. The agreement grants the Company the non-exclusive and non-transferable right to use, market, sell, license and support Collabria’s emergency notification command and control software, trade-named ReadyOp™.  ReadyOp™ software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies.

Results of Operations – Three Months Ended December 31, 2014 and 2013

Revenues

Revenues increased approximately 35% to $72,076 for the three months ended December 31, 2014 as compared to $53,451 for the three months ended December 31, 2013. This increase was due to the additional revenue generated by our new subsidiary ReadyOp Communications, Inc. Sales of ReadyOp software amounted to approximately $25,500 for the three months ended December 31, 2014 compared with $0 in the same period in 2013. VoiceInterop, Inc. generated no sales of unified group communication solutions and the installation revenue associated with the installation of those solutions in the three month period ended December 31, 2014. Sales of AudioMate AM360IP gateways decreased approximately 20% to $32,848 from $41,383 for the three months ended December 31, 2014 and 2013, respectively.

Cost of Revenues

Cost of revenues was $37,510 for the three months ended December 31, 2014 as compared to $23,057 for the three months ended December 31, 2013, an increase of approximately 63%. The increase was primarily due to software costs associated with the sale of ReadyOp software. Gross margins were 48% for the three months ended December 31, 2014 as compared to 57% for the three months ended December 31, 2013. The increase was primarily due to the sales of ReadyOp software which carry a higher cost of goods than that of proprietary equipment and software.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 were $91,300 compared to $122,731 for the three months ended December 31, 2013, a decrease of approximately 26%. The decrease was primarily due to the decrease in professional fees associated with various outside consultants.

Loss from Operations

Loss from operations for the three months ended December 31, 2014 was $56,734 compared to a loss of $92,337 for the three months ended December 31, 2013. The decrease in loss from operations in 2014 versus 2013 was primarily due to a decrease in professional fees paid which was partially offset by an increase in selling expenses which included a payment of $9,600 to Collabria, LLC.  Gross profit margins decreased to approximately 48% in the three months ended December 31, 2014 from approximately 57% for the three months ended December 31, 2013. This decrease was primarily due to higher costs associated with the sale of ReadyOp software.

Other Income (Expenses)

Other expenses had an insignificant change with $18,955 during the three months ended December 31, 2014 compared with $18,715 for the three months ended December 31, 2013.

Interest expense increased approximately 40% to $9,940 for the three months ended December 31, 2014 as compared with interest expense of $7,091 in the three month ended December 31, 2013, primarily due to a new convertible note entered by the Company in December 2014. Other expenses declined approximately 25% to $8,701 from $11,574 for the three months ended December 31, 2014 and 2013, respectively. The decline was primarily due to the conversion of Series A preferred stock resulting in lower dividend expense.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $75,689 for the three months ended December 31, 2014 compared to a net loss of $111,052 for the three months ended December 31, 2013. Net loss per common share was $0.00004 and $.0001 for the three months ended December 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by ($1,464) during the three months ended December 31, 2014, from $21,807 during the three months ended December 31, 2013. We funded our operating activities during the three months ended December 31, 2014 through financing activities that generated net proceeds of approximately $63,000.

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

Net cash used in operating activities was $64,464 for the three months ended December 31, 2014 compared to $128,193 for the three months ended December 31, 2013. The decrease in cash used by operations was due to a decrease in net loss.

Net cash provided during the three months ended December 31, 2014 included $25,000 from proceeds from the issuance of shares of our common stock and $38,000 from proceeds from a convertible note entered in December 2014.

Net cash provided during the three months ended December 31, 2013 included $300,000 from proceeds from the issuance of shares of our common stock and the repayment of a promissory note due to an investor in the amount of $150,000.

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

The costs to operate our current business are approximately $30,000 per month. In order for us to cover our monthly operating expenses, we must generate approximately $75,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we will need to secure $30,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues, we would need to secure $360,000 in equity or debt capital.

Critical Accounting Estimates

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2014 for information regarding our critical accounting estimates

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the CEO and PFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2014 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2014, a shareholder purchased 2,500,000 shares of common stock for $25,000 cash.

The registrant claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. The purchaser was, at the time of the purchase, an accredited investor, as that term is defined in Regulation D under the Securities Act of 1933, and had access to sufficient information concerning the registrant and the offering.

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
3.9 3.10 3.11 3.12 3.13 3.14

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

Amended and Restated Bylaws, filed on July 26, 2010 (10)

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

Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012 and hereby incorporated by reference.

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

Filed as an Exhibit to the registrant’s annual report on Form-10K filed with the Securities and Exchange commission on January 14, 2014 and hereby incorporated by reference.

(10) Filed as an Exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010 and hereby by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 23, 2015	By:	/s/ Larry M. Reid
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer

Exhibit 31.1

CERTIFICATION

I, Larry Reid, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Cleartronic, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d)

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 23, 2015

/s/ Larry M. Reid

Larry M. Reid, Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, Larry Reid, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Cleartronic, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (d)

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 23, 2015

/s/ Larry M. Reid________________

Larry M. Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 23, 2015		/s/ Larry M. Reid
	By	Larry M. Reid
Principal Executive Officer and Principal Financial Officer