Form 10-Q
period 2015-03-31
Cleartronic, Inc.
filed 2015-05-20
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   195,887,230 shares as of May 20, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	September 30,
	2015	2014
	(unaudited)	(audited)
Current assets:
Cash	$ 1,942	$ 2,505
Inventory	8,880	16,094
Prepaid expenses and other current assets	18,414	8,656

Total current assets	29,236	27,255

Other assets:
Licensing agreement	2,000,000	-

Total assets	$ 2,029,236	$ 27,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 412,275	$ 387,575
Accrued expenses	110,072	285,950
Deferred revenue, current portion	36,606	31,295
Customer deposits	8,930	10,430
Convertible note payable, net of discount	22,711	-
Notes payable - stockholders	88,603	180,738

Total current liabilities	679,197	895,988

Long Term Liabilities
Deferred revenue, net of current portion	1,165	2,825

Total long term liabilities	1,165	2,825

Total liabilities	680,362	898,813

Commitments and Contingencies

Stockholders' equity (deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
324,000 and 474,000 shares issued and outstanding, respectively	3	5
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding		-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,570,655 and 2,370,655 shares issued and outstanding, respectively	25	24
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 0 shares issued and outstanding, respectively.	7	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
164,312,230 and 2,124,900,908 shares issued and outstanding, respectively	1,674	21,249
Additional paid-in capital	14,105,681	11,208,314
Accumulated Deficit	(12,758,516)	(12,101,150)

Total stockholders' equity (deficit)	1,348,874	(871,558)

Total liabilities and stockholders' equity (deficit)	$ 2,029,236	$ 27,255

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$ 31,345	$ 66,797	$ 103,421	$ 120,247

Cost of Revenue	12,685	30,215	50,195	53,272

Gross Profit	18,660	36,582	53,226	66,975

Operating Expenses:
Selling expenses	6,384	7,315	21,389	15,613
Administrative expenses	76,452	69,402	152,747	183,870
Research and development	3,027	3,000	3,027	3,000

Total Operating Expenses	85,863	79,717	177,163	202,483

(Loss) from operations	(67,203)	(43,135)	(123,937)	(135,508)

Other Income (Expense):
Loss on forgiveness of debt and accrued expenses	(489,758)	-	(489,758)	-
Interest and other expense	(24,288)	(25,271)	(43,243)	(43,955)

Total Other Expenses	(514,046)	(25,271)	(533,001)	(43,955)

Net loss	(581,249)	(68,406)	(656,938)	(179,463)

(Loss) per Common Share	$ (0.00003)	$ (0.00003)	$ (0.00035)	$ (0.00009)

(Loss) per Common Share
basic and diluted	$ (0.00003)	$ (0.00003)	$ (0.00035)	$ (0.00009)

Weighted Average of
Shares Outstanding -
basic and diluted	1,869,495,230	2,114,260,304	1,888,380,944	2,061,200,283

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2015	March 31, 2014

NET LOSS	$ (656,938)	$ (179,463)

Adjustments to reconcile net (loss) to net cash (used) in
operating activities:
Loss on forgiveness of debt and accrued expenses	489,758	-
Common and preferred stock issued for compensation and services	-	10,000
Amortization of debt discount	12,229	-
(Increase) decrease in assets:
Accounts receivable	-	17,048
Inventory	7,214	5,088
Prepaid expenses and other current assets	(9,758)	60,001
Increase (decrease) in liabilities:
Accounts payable	24,700	(77,825)
Accrued expenses	24,081	26,731
Customer deposit	1,500	2,000
Deferred revenue	3,651	(19,870)

Net Cash Used in Operating Activities	(103,563)	(156,290)

Cash Flows From Financing Activities
Principal payments on notes payable	-	(150,000)
Proceeds from issuance of common and preferred stock	25,000	300,000
Proceeds from convertible note payable	38,000	-
Proceeds from note payable - stockholders	40,000	-

Net Cash Provided by Financing Activities	103,000	150,000

Net Decrease In Cash	(563)	(6,290)

Cash - Beginning of Period	2,505	11,188

Cash - End of Period	$ 1,942	$ 4,898

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,945	$ 1,000

NONCASH FINANCING ACTIVITY:

During the six months ended March 31, 2015 the CEO of the Company cancelled 2,000,000,000 shares of the Company's common stock held by him in exchange for a new employment agreement and 200,000 shares of Series C Preferred Stock
During the six months ended March 31, 2015 the Company issued 25,000,000 shares of the Company's common stock to Collabria LLC in exchange for a 5 year licensing agreement valued at $2,000,000.

During the six months ended March 31, 2015, the Company issued 670,904 shares of Series D preferred stock in exchange for forgiveness of debt and accrued expenses of $335,452.
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

Notes to Condensed Consolidated Financial Statements

March 31, 2015

NOTE 1   -

ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999.

The Company, through one of its wholly owned subsidiaries VoiceInterop, Inc., designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name.

In March 2015, the Company amended its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”).  The Agreement grants the Company master distribution rights to market, sell and support Collabria’s command and control software, trade-named ReadyOp. ReadyOp software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. Upon expiration of the agreement, the Company’s only obligation to Collabria shall be the payment of all outstanding obligations to Collabria (Note 6). In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. According to the terms of the agreement ReadyOp Communications will pay Collabria a royalty for all ReadyOp software sold. The Company’s two operating subsidiaries are Voiceinterop and ReadyOp Communications.

NOTE 2   -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015.

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

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding. At March 31, 2015 the Company had one invoice in the amount of $6,414 assigned to the factor.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months and six months ending March 31, 2015 and 2014, the Company had $3,027 and $3,000, respectively, in research and development costs from continuing operations.

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

As of March 31, 2015 and 2014, we had outstanding options and warrants exercisable for an aggregate of 167 and 1,084 shares of common stock, respectively.  As of March 31, 2015 and 2014, we had 324,000 and 474,000 shares of Series A Convertible Preferred stock outstanding convertible into 32,400,000 and 47,400,000, common shares, respectively.  As of March 31, 2015 and 2014, we had 2,570,655 and 2,370,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,853,275 and 11,853,275 shares of common stock, respectively. As of March 31, 2015 and 2014, we had 670,904 and 0 shares of Series D Convertible Preferred stock outstanding convertible into 3,354,520 and 0 common shares, respectively. As of March 31, 2015, we had one convertible note outstanding in the principal amount of $38,000. The convertible note is convertible into shares of common stock at a discount to the current market price of the stock. There were no convertible notes outstanding on March 31, 2014.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. For the six months ending March 31, 2015 and 2014, the Company had a reserve of $ 0 and $2,492, respectively.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of  the FASB ASC.  Pursuant to FASB ASC Section 05-50-30, all transactions in  which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of  the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $853 during the three months ended March 31, 2015, and $2,078 during the three months ended March 31, 2014. For the six months ending March 31, 2015 and 2014, the Company had $2,694 and $4,083 in advertising costs, respectively.

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

 NOTES PAYABLE TO STOCKHOLDERS

In January 2015, the Company entered into a promissory note for $25,000 with a stockholder. The note bears an 8% interest rate, is unsecured and is due on January 29, 2016.

In February 2015, the Company entered into a promissory note for $15,000 with a stockholder. The note bears an 8% interest rate, is unsecured and is due on February 22, 2016.

As further discussed in Note 6, in March 2015, a noteholder forgave  $135,012 in notes payable and $59,608 in accrued interest in exchange for  389,241 shares of Series D Convertible Preferred stock.

Interest expense on the notes payable to stockholders was $11,535 and $12,098 for the six months ended March 31, 2015 and 2014, respectively and $6,197 and $5,007 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 -    CONVERTIBLE PROMISSORY NOTE AND EMBEDDEDED DERIVATIVE LIABILITIES

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

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December convertible note financing of approximately $27,500. Amortization of the discount from the beneficial conversion feature included in interest expense was $9,172, for the three months ended March 31, 2015 and $12,229 for the six months ended March 31, 2015.

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

In March 2015, a shareholder converted 37,500 shares of Series A Convertible Preferred stock into 3,750,000 shares of common stock.

Common Stock Issued for Cash

In November 2014, a shareholder purchased 2,500,000 shares of common stock for $25,000 in cash.

Common Stock Issued for Licensing Rights

In March 2015, the Company amended its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”).  The Agreement grants the Company master distribution rights to market, sell and support Collabria’s command and control software, trade-named ReadyOp. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. The amendment reduces the royalty to be paid on a sale from 80% to 20%. As consideration for entering into the agreement and the reduction of the stated royalty, the Company issued Collabria LLC 25,000,000 shares of restricted common stock valued at $0.08 per share. The licensing rights will be amortized over the life of the agreement.

Preferred Stock

In March 2015, the Company, issued 670,904 shares of Series D Convertible Preferred stock as consideration for the forgiveness of  $135,012 in notes payable, $59,608 in accrued interest and $140,832 in accrued dividends. The fair value of the Series D preferred stock was $825,212 resulting in a loss on forgiveness of debt and accrued expenses of $489,758.

In March 2015, the Company entered into a new employment agreement with the Company’s CEO, Larry M. Reid. Under the agreement, Mr. Reid agreed to remit 2.0 billion shares of common stock back to the Company in exchange for 200,000 shares of Series C Convertible Preferred stock with a fair value of $252,000 as well as compensation stated in the agreement. The common stock remitted to the Company was recorded as a treasury acquisition for the value of the Series C preferred stock and the net present value of Mr. Reid’s salary over a five years using a discount rate of 5%, totaling approximately $627,000. The treasury stock was subsequently retired and recorded to additional paid-in capital.

There were no dividends payable on Series A Convertible Preferred Stock at March 31, 2015.

NOTE 7 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $10,284 and $12,386 for the three months ended March 31, 2015 and 2014, respectively and $23,105 and $26,823 for the six months ended March 31, 2015 and 2014, respectively.

NOTE 8 -    SUBSEQUENT EVENTS

In April 2015, a shareholder converted 283,250 shares of Series A Convertible Preferred stock into 28,325,000 shares of common stock.

In May 2015, the Company entered into a Securities Purchase Agreement with a private investor in connection with the issuance of a 8% convertible promissory note in the amount of $43,000. The note matures on February 11, 2016. The note is convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (58% multiplied by the market price) that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion or (ii) the fixed conversion price of $.00005. The Note also contains a prepayment option whereby the Company may make payments to the holder based on the length of time the Note has been outstanding, upon three (3) trading days' prior written notice to the holder.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations.

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

ReadyOp Communications, Inc. is a new subsidiary formed in September 2014, to market, sell and support ReadyOp software through a Software License Agreement with Collabria LLC of Tampa, Florida. The agreement was amended in March 2015 and grants the Company master distribution rights to use, market, sell, license and support Collabria’s emergency notification command and control software, trade-named ReadyOp™.  ReadyOp™ software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement.

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenue

Revenues decreased to $31,345 for the three months ended March 31, 2015 as compared to $66,797 for the three months ended March 31, 2014.   The primary reason for the decline in revenues was due to sales of proprietary hardware and software, which decreased approximately $29,000 or 64% during the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014. Revenue from Maintenance Agreements increased to  $14,973 from  $10,094 for the three month periods ended March 31, 2015 and 2014, respectively.

Cost of Revenue

Cost of revenues was $12,685 for the three months ended March 31, 2015 as compared to $30,215 for the three months ended March 31, 2014. The decline was primarily due to decreased sales of proprietary hardware and software.  Gross profits were $18,660 and $36,582 for the three months ended March 31, 2015 and 2014, respectively. The primary reason for the improvement in gross profit margin is the lower costs associated with the continuing maintenance agreements while gross margins on equipment sales decreased due to smaller quantities being produced.

Operating Expenses

Operating expenses increased approximately 8% to approximately $85,863 for the three months ended March 31, 2015 compared to $79,717 for the three months ended March 31, 2014.  For the three months ended March 31, 2015, selling expenses decreased marginally to $6,384 from $7,315 for the three months ended March 31, 2014. General and administrative expenses increased by $7,050 or approximately 10% primarily caused by an increase in the use of outside investor relations consulting services. Research and development expenses were $3,027 for the three months ended March 31, 2015 as compared to $3,000 for the three months ended March 31, 2014 due to continuing development of upgrades in the Company’s current hardware product line.

Loss from Operations

The Company’s net loss from operations increased to $67,203 during the three months ended March 31, 2015 as compared to $43,135 for the three months ended March 31, 2014. The primary reason for this increase was due to a decrease in gross profit of approximately $18,000 and an increase in operating expenses of approximately $6,100.

Net Loss

Net loss per common share was unchanged at $0.00003 and $0.00003 for the three months ended March 31, 2015 and 2014, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2014

Revenue

Revenues from operations were $103,421 for the six months ended March 31, 2015 as compared to $120,247 for the six months ended March 31, 2014. The decrease was  primarily due to a lack of installation contracts to furnish materials, equipment and supervision as well as labor and other services for installation of interoperable communication systems for enterprise clients and a decrease in sales of the Company’s proprietary hardware products. This decrease was partially offset by $25,500 in sales of ReadyOp software.

Cost of Revenue

Cost of revenues was $50,195 for the six months ended March 31, 2015, as compared to $53,272 for the six months ended March 31, 2014.  This decrease was due primarily to a lack of enterprise communication projects and their associated costs offset by higher software costs for ReadyOp software. Gross profits were $53,226 and $66,975 for the six months ended March 31, 2015 and 2014, respectively. The decrease in gross profits was primarily due to a decrease in sales of the Company’s hardware and software products.

Operating Expenses

Operating expenses for the six months ended March 31, 2015 were $177,163 compared to $202,483 for the six months ended March 31, 2014. The decrease was primarily due to a decrease in professional fees associated with various outside consultants that were recognized in the six months ended March 31, 2014.

Loss from Operations

The Company’s net loss decreased to $123,937 during the six months ended March 31, 2015 as compared to a loss of $135,508 for the six months ended March 31, 2014. The primary reason for this decrease was approximately a 17% decrease in administrative expenses to $152,747 for the six months ended March 31, 2015 compared to $183,870 for the same period in 2014.

Net Loss

Net loss was $656,938 and $179,463 for the six months ended March 31, 2015 and 2014, respectively. The large increase was primarily due to $489,758 in losses on forgiveness of debt and accrued expenses. Net loss per common share was $0.00035 and $0.00009 for the six months ended March 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $103,563 for the six months ended March 31, 2015 compared to $156,290 for the six months ended March 31, 2014. This decrease was mainly attributable to the loss on forgiveness of debt and accrued expenses and an increase in accounts payable  in the six months ended March 31, 2015.

Net cash provided by financing activities was $103,000 for the six months ended March 31, 2015 compared to $150,000 for the six months ended March 31, 2014. The decrease was primarily due to the less proceeds received from the issuance of common stock and preferred stock which was partially  offset by proceeds fron a convertible note payable and notes payable to stockholder.

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

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2014 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s chief executive officer (CEO) and principal financial officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Change in Internal Controls over Financial Reporting

There was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2015 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2014, a shareholder purchased 2,500,000 shares of common stock for $25,000 cash.

In March 2015, the Company entered into a new employment agreement with the Company’s CEO. As additional consideration for entering into the agreement the Company’s CEO agreed to remit 2,000,000,000 shares of the Company’s common stock back to the Company in exchange for the issuance of 200,000 shares of the Company’s Series C Convertible Preferred stock.

In March 2015, the Company issued a shareholder 281,663 shares of the Company’s Series D Convertible Preferred stock in lieu of payment of $141,832 accrued dividends due the shareholder.

In March 2015, the Company issued a shareholder 270,024 shares of the Company’s Series D Convertible Preferred stock as payment in full for $135,012 in notes payable due the shareholder.

In March 2015, the Company issued a shareholder 119,217 shares of the Company’s Series D Convertible Preferred stock in lieu of payment of $59,609 accrued interest due the shareholder.

In March 2015, the Company issued a private corporation, Collabria LLC,  25,000,000 shares of the Company’s common stock as consideration for Collabria amending a license agreement which now grants the Company master distribution rights to Collabria’s ReadyOp™ communications software.

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

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

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
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
`101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

CLEARTRONIC, INC.

Date: May 20, 2015	By:	/s/ Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer