Form 10-Q
period 2015-06-30
Cleartronic, Inc.
filed 2015-08-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  197,444,589 shares as of August 19, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2015	2014
	(unaudited)	(audited)
Current assets:
Cash	$ 4,188	$ 2,505
Accounts receivable	13,105	-
Inventory	22,179	16,094
Prepaid expenses and other current assets	32,681	8,656

Total current assets	72,153	27,255

Other assets:
Licensing agreement, net	$ 1,900,000	$ -

Total assets	$ 1,972,153	$ 27,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 411,720	$ 387,575
Accrued expenses	108,308	285,950
Deferred revenue, current portion	22,973	31,295
Customer deposits	34,289	10,430
Convertible note payable, net of discount	18,888	-
Notes payable - stockholders	88,435	180,738

Total current liabilities	684,613	895,988

Long Term Liabilities
Deferred revenue, net of current portion	594	2,825

Total long term liabilities	594	2,825

Total liabilities	685,207	898,813

Commitments and Contingencies

Stockholders' equity (deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
40,750 and 474,000 shares issued and outstanding, respectively	-	5
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding		-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,570,655 and 2,370,655 shares issued and outstanding, respectively	25	24
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 0 shares issued and outstanding, respectively.	7	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
196,675,741 and 2,124,900,908 shares issued and outstanding, respectively	1,974	21,249
Additional paid-in capital	14,188,894	11,208,314
Accumulated Deficit	(12,903,954)	(12,101,150)

Total stockholders' equity (deficit)	1,286,946	(871,558)

Total liabilities and stockholders' equity (deficit)	$ 1,972,153	$ 27,255

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$ 106,184	$ 38,742	$ 209,606	$ 158,990

Cost of revenue	38,252	21,637	88,447	74,910

Gross profit	67,932	17,105	121,159	84,080

Operating Expenses:
Selling expenses	9,795	5,180	31,184	20,793
Administrative expenses	75,270	51,435	228,017	235,306
Research and development	-	3,000	3,027	6,000
Amortization and depreciation	100,000	-	100,000	-

Total operating expenses	185,065	59,615	362,228	262,099

(Loss) from operations	(117,133)	(42,510)	(241,069)	(178,019)

Loss on debt conversion, net	-	-	(489,759)	-
Interest and other expenses	(28,733)	(15,223)	(71,976)	(59,209)

Net loss	$ (145,866)	$ (57,733)	$ (802,804)	$ (237,228)

(Loss) per share - basic and diluted	$ (0.00080)	$ (0.00003)	$ (0.00058)	$ (0.00012)

Weighted average of shares outstanding:
Basic and diluted	183,248,200	2,123,611,595	1,394,504,828	2,059,837,582

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2015	June 30, 2014

NET (LOSS)	$ (802,804)	$ (237,228)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forgiveness of debt and accrued expenses	489,759	-
Amortization of license agreement	100,000	-
Common stock, preferred stock and warrants issued for compensation and services	-	10,000
Amortization of debt discount	34,405	-
(Increase) decrease in assets:
Accounts receivable	(13,105)	21,601
Inventory	(6,085)	963
Prepaid expenses and other current assets	(24,025)	60,001
Increase (decrease) in liabilities:
Accounts payable	24,145	(72,122)
Accrued expenses	27,097	37,544
Customer deposits	23,859	(8,428)
Deferred revenue	(10,553)	(23,661)

Net Cash Used in Operating Activities	(157,307)	(211,330)

Cash Flows From Financing Activities
Principal payments on notes payable	-	(150,000)
Proceeds from issuance common and preferred stock	37,990	359,000
Proceeds from convertible notes payable	81,000	-
Proceeds from notes payable - stockholders	40,000	-

Net Cash Provided by Financing Activities	158,990	209,000

Net Increase (Decrease) In Cash	1,683	(2,330)

Cash - Beginning of Period	2,505	11,188

Cash - End of Period	$ 4,188	$ 8,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,603	$ 2,945

NONCASH FINANCING ACTIVITIES:

During the nine months ended June 30, 2015 the CEO of the Company cancelled 2,000,000,000 shares pf the Company's common stock held by him in exchange for a new employment agreement and 200,000 shares of Series C Preferred Stock.

During the nine months ended June 30, 2015 the Company issued 25,000,000 shares of the Company's common stock to Collabria LLC in exchange for a 5 year licensing agreement valued at $2,000,000.
During the nine months ended June 30, 2015 the Company issued 670,904 shares of Series D Preferred stock in exchange for forgiveness of debt and accrued expenses of $335,453.
During the nine months ended June 30, 2015 a shareholder converted 433,250 shares of Series A Convertible Preferred stock into 43,325,000 shares of common stock.
During the nine months ended June 30, 2015 a Convertible Note holder converted a $38,000 Convertible note and $1,520 of accrued interest into 1,432,859 shares of the Company's common stock.
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

June 30, 2015

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015.

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

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding. At June 30, 2015 the Company had no invoices assigned to the factor.

LICENSING AGREEMENT

In March 2015, the Company amended its Licensing Agreement with Collabria, which will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. The amendment reduces the royalty to be paid on a sale from 80% to 20%. As consideration for entering into the agreement and the reduction of the stated royalty, the Company issued Collabria 25,000,000 shares of restricted common stock valued at $.08 per share (Note 6). The Company amortizes this licensing agreement over its remaining life on a straight line basis.  The Company amortized $100,000 for the three and nine months ended June 30, 2015.

The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending June 30, 2015 and 2014, the Company had $0 and $3,000, respectively, in research and development costs from continuing operations. For the nine months ending June 30, 2015 and 2014, the Company had $3,027 and $6,000, respectively, in research and development costs from continuing operations.

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

As of June 30, 2015 and 2014, we had outstanding options and warrants exercisable for an aggregate of 167 and 167 shares of common stock, respectively.  As of June 30, 2015 and 2014, we had 40,750 and 474,000 shares of Series A Convertible Preferred stock outstanding convertible into 4,075,000 and 47,400,000, common shares, respectively.  As of June 30, 2015 and 2014, we had 2,570,655 and 2,370,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,853,275 and 11,853,275 shares of common stock, respectively. As of June 30, 2015 and 2014, we had 670,904 and 0 shares of Series D Convertible Preferred stock outstanding convertible into 3,354,520 and 0 common shares, respectively. As of June 30, 2015, we had one convertible note outstanding in the principal amount of $43,000. The convertible note is convertible into shares of common stock at a discount to the current market price of the stock. There were no convertible notes outstanding on June 30, 2014.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. For the nine months ending June 30, 2015 and 2014, the Company had a reserve of $ 0 and $2,492, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,222 during the three months ended June 30, 2015, and $2,291 during the three months ended June 30, 2014. For the nine months ending June 30, 2015 and 2014, the Company had $4,916 and $6,374 in advertising costs, respectively.

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

Interest expense on the notes payable to stockholders was $12,980 and $17,160 for the nine months ended June 30, 2015 and 2014, respectively and $2,454 and $5,062 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 5 -    CONVERTIBLE PROMISSORY NOTES

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

Beneficial Conversion Feature

In connection with the convertible note entered into in May 2015, the Company determined that a beneficial conversion feature existed on the date the note was issued. The beneficial conversion feature related to this note was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible note by the number of shares the note is convertible into) and the fair value of the common stock multiplied by the number of shares into which the note may be converted.

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December convertible note financing of $31,000. Amortization of the discount from the beneficial conversion feature included in interest expense was $6,888, for the three months ended June 30, 2015.

In June 2015, the convertible note holder converted $38,000 in principal and $1,520 in accrued interest into 1,432,859 shares of common stock. Upon conversion, the remaining discount on the note payable was recognized as interest totaling $15,287.

The Company had no convertible promissory notes outstanding as of June 30, 2014.

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

Common Stock Issued for Cash

In November 2014, a shareholder purchased 2,500,000 shares of common stock for $25,000 in cash at a price of $.01 per share.

In May and June 2015, two shareholders purchased 216,500 of common stock for $12,990 in cash at a price of $.06 per share.

Common Stock Issued for Licensing Rights

As consideration for entering into an amendment agreement with Collabria, the Company issued 25,000,000 shares of restricted common stock valued at $.08 per share.

Common Stock issued for Conversion of Convertible Note Payable

In June, 2015, a convertible note holder converted a $38,000 convertible note and $1,520 of accrued interest into 1,432,859 shares of common stock.

Preferred Stock

In March 2015, the Company issued 670,904 shares of Series D Convertible Preferred stock as consideration for the forgiveness of $135,012 in notes payable, $59,608 in accrued interest and $140,832 in accrued dividends. The fair value of the Series D preferred stock was $825,212 resulting in a loss on forgiveness of debt of $489,759.

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

There were no dividends payable on Series A Convertible Preferred Stock at June 30, 2015.

NOTE 7 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $10,284 and $12,362 for the three months ended June 30, 2015 and 2014, respectively and $33,389 and $39,185 for the nine months ended June 30, 2015 and 2014, respectively.

.

NOTE 8 -    SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  Management has evaluated subsequent events for the period from June 30, 2015 the date of these condensed consolidated financial statements, through the date of the filing of August 19, 2015 and there have been no material subsequent events during that period.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenues

Revenues increased to $106,184 for the three months ended June 30, 2015 as compared to $38,742 for the three months ended June 30, 2014.  The primary reason for this increase was the $62,000 in sales generated by ReadyOp software and ReadyOp hardware in the three months ended June 30, 2015 as compared to $0 sales in the three months ended June 30, 2014. Revenue from Maintenance Agreements increased to approximately $14,204 from approximately $10,204 for the three month periods ended June 30, 2015 and 2014, respectively.

Cost of Revenues

Cost of revenues was $38,252 for the three months ended June 30, 2015 as compared to $21,637 for the three months ended June 30, 2014. The increase was primarily due to increased costs associated with ReadyOp hardware and software and the purchase of materials for pending projects. Gross profits were $67,932 and $17,105 for the three months ended June 30, 2015 and 2014, respectively. The primary reason for the improvement in gross profit margin is the lower costs associated with the sale of ReadyOp software and also the lower costs associated with  continuing maintenance agreements.

Operating Expenses

Operating expenses increased approximately 210% to approximately $185,065 for the three months ended June 30, 2015 compared to $59,615 for the three months ended June 30, 2014.

For the three months ended June 30, 2015, selling expenses increased approximately 89% to $9,795 from $5,180 for the three months ended June 30, 2014 because of increased commissions. General and administrative expenses increased by $23,835 or approximately 46% primarily caused by an increase in professional fees associated with marketing, investor relations, legal and management consulting services. Research and development expenses were $0 for the three months ended June 30, 2015 as compared to $3,000 for the three months ended June 30, 2014, due to no capital invested in product development. Amortization expenses increased by $100,000 due to quarterly amortization expense of the license agreement with Collabria LLC.

Loss from Operations

The Company’s net loss from operations decreased to $117,134 during the three months ended June 30, 2015 as compared to $42,510 for the three months ended June 30, 2014. The primary reason for this increase was due to an increase in amortization cost of $100,000.

Net Loss

Net loss per common share was increased to $0.00080 from $0.00003 for the three months ended June 30, 2015 and 2014, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2014

Revenues

Revenues from operations were $209,606 for the nine months ended June 30, 2015 as compared to $158,990 for the nine months ended June 30, 2014. The increase was primarily due to sales of ReadyOp software and hardware generated by our operating subsidiary ReadyOp Communications, Inc.

Cost of Revenues

Cost of revenues was $88,447 for the nine months ended June 30, 2015, as compared to $74,910 for the nine months ended June 30, 2014.  This slight increase was due primarily to higher costs associated with manufacturing VoiceInterop hardware products. Gross profits were $121,159 and $84,080 for the nine months ended June 30, 2015 and 2014, respectively. The increase in gross profits was primarily due to the higher gross margins generated by sales of ReadyOp software and hardware.

Operating Expenses

Operating expenses increased by $100,129 for the nine months ended June 30, 2015 to $362,228 compared to $262,099 for the nine months ended June 30, 2014. This increase was due to an amortization expense increase of $100,000 and increased use of outside consultants. Selling expenses increased to $31,184 for the nine months ended June 30, 2015 compared with $20,793 for the nine months ended June 30, 2014. This increase was primarily due to higher rates of commissions paid on ReadyOp software. Administrative expenses decreased to $228,017 from $235,306 for the nine months ended June 30, 2015 and 2014, respectively. Research and development expense decreased from $6,000 to $3,027 for the nine month ended June 30, 2014 and 2015, respectively and amortization expense increased $100,000 in the nine months ended June 30, 2015.

Loss from Operations

The Company’s net loss increased to $241,069 during the nine months ended June 30, 2015 as compared to a loss of $178,019 for the nine months ended June 30, 2014. The primary reason for this increase was the $100,000 in amortization expense associated with the Collabria license agreement incurred in the nine months ended June 30, 2015.

Net Loss

Net loss per common share increased to $0.00058 from $0.00012 for the nine months ended June 30, 2015 and 2014, respectively. The increased loss was primarily due to a loss incurred on debt conversion of approximately $489,000 and $100,000 in amortization expense recorded in the nine months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $157,307 for the nine months ended June 30, 2015 compared to $211,330 for the nine months ended June 30, 2014. This decrease was mainly attributable to the increase in prepaid expenses, accounts payable and customer deposits for nine months ended June 30, 2015.

Net cash provided by financing activities was $158,990 for the nine months ended June 30, 2015 compared to $209,000 for the nine months ended June 30, 2014. The decrease was primarily due to less proceeds received from the issuance of common stock and preferred stock offset by the proceeds from convertible notes payable and notes payable to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If theregistrant develops new business or engages or hires a Chief Financial Officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

In March 2015, the Company entered into a new employment agreement with the Company’s CEO. As additional consideration for entering into the agreement the Company’s CEO cancelled 2,000,000,000 shares of the Company’s common stock in exchange for the issuance of 200,000 shares of the Company’s Series C Convertible Preferred stock.

In March 2015, the Company issued a shareholder 281,663 shares of the Company’s Series D Convertible Preferred stock in lieu of payment of $141,831.53 accrued dividends due the shareholder.

In March 2015, the Company issued a shareholder 270,024 shares of the Company’s Series D Convertible Preferred stock as payment in full for $135,012.41 in notes payable due the shareholder.

In March 2015, the Company issued a shareholder 119,217 shares of the Company’s Series D Convertible Preferred stock in lieu of payment of $59,608.62 accrued interest due the shareholder.

In March 2015, the Company issued a private corporation, Collabria LLC, 25,000,000 shares of the Company’s common stock as consideration for Collabria amending a license agreement which now grants the Company master distribution rights to Collabria’s ReadyOp™ communications software.

In May 2015, the Company’s two investors purchased 216,500 shares of common stock for $12,990 in cash.

There were no principal underwriters utilized in the sale or issuance of the aforementioned stock.

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

CLEARTRONIC, INC.

Date: August 19, 2015	By:	/s/Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer