Form 10-K
period 2015-09-30
Cleartronic, Inc.
filed 2016-01-13
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 000-55329

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2015 (based on the closing sale price of $0.08 per share of the registrant’s common stock, as reported on the OTCQB operated by The OTC Markets Group, Inc. on that date) was approximately $7,386,927.  The stock price of $0.08 at March 31, 2015, takes into account a one for 3,000 reverse stock split on December 28, 2012.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 31, 2015 the registrant had outstanding 197,722,989 shares of common stock, par value $0.00001 per share.

i

Table of Contents

PART I

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

15

Item 9A(T).

Controls and Procedures.

15

Item 9B.

Other Information.

16

PART III

18

Item 10.

Directors, Executive Officers and Corporate Governance.

16

Item 11.

Executive Compensation.

18

Item 12.

Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

19

Item 13.

Certain Relationships and Related Transactions and Director Independence.

21

Item 14.

Principal Accounting Fees and Services.

22

PART IV

22

Item 15.

Exhibits, Financial Statement Schedules.

22

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

ii

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

Business Overview

We do not currently have sufficient capital to conduct the present or proposed business activities described below.  The costs to operate our business are approximately $30,000 per month.  In order for us to cover our monthly operating expenses, we must generate revenues of approximately $75,000 per month.  Accordingly, in the absence of revenues, we must secure $30,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $360,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue any business activities.  We have not obtained any commitments for additional capital, and we may not be able to obtain any additional capital on terms not unfavorable to us, if at all.

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system.  We consider all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer.  In 2013, we developed our own proprietary group communication solution and have built and installed four of these solutions as of the filing date of this report.  Prior to developing our own solution we used WAVE software as the core component.  We have designed, built and installed 18 unified group communication solutions as of the filing date of this report, 14 of which utilize WAVE software.  In November 2013, we discontinued using WAVE software as a component in our unified communication solution installations.

Revenues have been generated from the design, construction and installation of the group communication systems.  We have also generated revenues from maintenance and support contracts, once a unified group communication solution has been installed and tested.  While we no longer sell WAVE based systems we will continue to support the installations that we have previously installed.  We also sell our proprietary line of Internet Protocol Gateway which we have branded the AudioMate 360 IP Gateway, discussed below.  These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”).  As of the date of this filing, we have approximately 10 active VARs, and we have sold our gateways to more than 1,000 end-users in the United States and 18 foreign countries.

Prior to and subsequent to sales we have made to four airport authorities, we have had discussions with approximately 10 other airport authorities as well as airlines in the United States and abroad to design, build and install voice interoperability solutions.  Those discussions have not resulted in any sales.

1

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

Collabria’s ReadyOp™ Software

ReadyOp is a simple, innovative web-based planning and communications platform for efficiently and effectively planning, managing, communicating, and directing activities within a single organization or in a unified command structure.  ReadyOp is a comprehensive solution with multiple means of communications in a single program, including interoperable communications for radios and other devices.  ReadyOp’s flexibility supports daily operations, exercises and response activities including multi-agency and multi-location operations.  ReadyOp is a single platform that provides communications, coordination, collaboration and critical response capabilities for first responders and other organizations.

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

NIMS was used to create the Incident Command System (ICS) for first responders.  ICS is essentially an organizational chart with assigned roles for responsibilities during incident response.  Each role has assigned tasks to be accomplished, the goal being that all persons assuming the various roles complete their assigned tasks.  Use of ICS is mandated for all law enforcement, fire and other government agencies at all levels plus seaports, airports, universities and hospitals.  ReadyOp was initially designed based on the structure of ICS, but has evolved into a full response and communications platform.

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

Impact of Inflation

We are affected by inflation along with the rest of the economy.  Specifically, our costs to complete our products could rise if specific components needed incur a rise in cost.

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

Approximately, 20% of the revenues generated during the year ended September 30, 2015 were generated from our licensing agreement with Collabria. If this agreement is terminated it could have significant on impact on revenues.

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

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  Larry M. Reid, our Chairman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, and Director, and his intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy.  While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

At present, Cleartronic has one executive officer, Larry M. Reid.  In March 2015, the Company entered into a new employment agreement with the Company’s CEO, Larry M. Reid (the “Agreement”). Under the Agreement, Mr. Reid agreed to remit 2.0 billion shares of common stock back to the Company in exchange for 200,000 shares of Series C Convertible Preferred stock with a fair value of $252,000.

Unless Cleartronic shall have given Mr. Reid written notice at least 30 days prior to the Termination Date, the Agreement shall automatically renew and continue in effect for additional one-year periods, provided, however, that we may, at our election at any time after the expiration of the initial term of the Agreement, give Mr. Reid notice of Termination.

Mr. Reid will be paid a base salary of $8,000 per month.  A copy of the employment agreement with Mr. Reid has been previously filed on March 18, 2015 with the SEC as an exhibit to a Form 8-K.  See “Item 13.  Certain Relationships and Related Transactions and Director Independence.”

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

4

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

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We lease approximately 1,700 square feet for our principal offices in Boca Raton, Florida, from an unaffiliated party at a monthly rental of approximately $3,200.  The lease expires on November 30, 2018.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCPINK since May 1, 2015, under the symbol “CLRI.”  Previously, the shares of our common stock were traded on the OTCQB from May 16, 2013, until May 1, 2015.

The following table sets forth, taking into consideration the one for 3,000 reverse split of our common stock which occurred on December 28, 2012, the high and low bid prices for our common stock on the OTCQB and OTCPINK as reported by various market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2014 Quarter Ended:
December 31, 2013	$0.10	$0.04
March 31, 2014	$0.169	$0.045
June 30, 2014	$0.169	$0.01
September 30, 2014	$0.08	$0.05

Fiscal 2015 Quarter Ended:
December 31, 2014	$0.1499	$0.08
March 31, 2015	$0.1499	$0.08
June 30, 2015	$0.2045	$0.043
September 30, 2015	$0.0699	$0.037

Fiscal 2016 Quarter Ended:
December 31, 2015	$0.05	$0.02

As of December 31, 2015, we were authorized to issue 5,000,000,000 shares of our common stock, of which 197,722,989 shares were outstanding.  Our shares of common stock are held by approximately 198 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 2,563,370 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The Company has accrued dividends payable to preferred shareholders through September 30, 2015. No cash dividends have been paid to date.

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

•

In March 2015, the Company issued 670,904 shares of Series D Convertible Preferred stock as consideration for the forgiveness of $135,012 in notes payable, $59,608 in accrued interest and $140,832 in accrued dividends. The fair value of the Series D preferred stock was $825,212 resulting in a loss on forgiveness of debt of $489,758.

•

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

•

In October 2014, a shareholder converted 20,000 shares of Series A Convertible Preferred stock into 2,000,000 shares of common stock.

•

In October 2014, a shareholder converted 20,000 shares of Series C Convertible Preferred stock into 100,000 shares of common stock.

7

•

In November 2014, a shareholder converted 10,000 shares of Series A Convertible Preferred stock into 1,000,000 shares of common stock.

•

In December 2014, a shareholder converted 12,500 shares of Series A Convertible Preferred stock into 1,250,000 shares of common stock.

•

In January 2015, a shareholder converted 37,500 shares of Series A Convertible Preferred stock into 3,750,000 shares of common stock.

•

In February 2015, a shareholder converted 32,500 shares of Series A Convertible Preferred stock into 3,250,000 shares of common stock.

•

In March 2015, a shareholder converted 37,500 shares of Series A Convertible Preferred stock into 3,750,000 shares of common stock.

•

In April 2015, a shareholder converted 283,250 shares of Series A Convertible Preferred stock into 28,325,000 shares of common stock.

•

In November 2014, the Company issued 2,500,000 shares of common stock to one shareholder for $25,000 in cash.

•

In May and June 2015, the Company issued 216,500 shares of common stock to 2 shareholders for $12,990 in cash.

•

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

Going Concern

On September 30, 2015, we had current assets of $ 116,556 and current liabilities of $ 710,839 ..  Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of September 30, 2015 , Cleartronic had an accumulated deficit of $ 14,154,917 , which included a net loss of $ 2,053,767 reported for the year ended September 30, 2015 ..  Also, during the year ended September 30, 2015 , we used net cash of $ 155,339 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended September 30, 2015, Compared to Year Ended September 30, 2014.

Revenues.  Revenues increased 67% to $346,518 in 2015, from $207,424 during 2014.  This increase of approximately $139,000 was primarily due to increased sales of ReadyOp hardware and software generated through our subsidiary ReadyOp Communications, Inc. Revenue from our other subsidiary, VoiceInterop, Inc., increased by approximately 18% to $228,918.

Cost of Revenues and Gross Margins.  Cost of revenues increased from $92,349 in 2014, to $137,973 in 2015.  Gross margins increased to 60% or $208,545 in 2015 compared with 55% or $ 115,075 in 2014.  The primary reason for the increase in gross margin was due to increased sales of proprietary and ReadyOp software and hardware which generates higher margins than sales of third party hardware and software.

Operating Expenses.  Operating expenses increased approximately 51% in 2015, to $514,377 compared to $339,960 during 2014.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization and depreciation expense.  This increase was primarily due to the recognition of $200,000 in amortization expense associated with the licensing agreement with Collabria LLC for their ReadyOp software and hardware.

 Selling Expenses.  Selling expenses increased approximately 21% from $30,521 in 2014, to $36,975 in 2015, primarily due to increased commission expense paid to outside sales consultants.  Administrative expenses decreased approximately 10% from $302,789 in 2014, to $273,495 in 2015, primarily due to a decrease in management and investment banking fees paid to outside consultants.

Research and Development Expenses.  Research and development expenses decreased approximately 41% to $3,907 in 2015, from $6,650 in 2014, due to minimal development expense related to the expansion our AudioMate 360 IP Gateway product line.

Amortization and Depreciation Expenses.  Amortization expense was $200,000 in 2015 while there was no amortization or depreciation expenses  incurred in 2014.  The amortization expense incurred in 2015 was a result of the licensing agreement entered into in March of 2015 with Collabria LLC to become the master distributor of Collabria’s ReadyOp software and hardware.  The agreement is being amortized over the 5 year term of the agreement.

Loss on Conversion of Debt. In March 2015, the Company issue 670,094 shares of Series D Convertible Preferred stock as consideration for the forgiveness of $135,012 in notes payable, $59,608 in accrued interest and $140,832 in accrued dividends. The fair value of the Series D preferred stock was $825,212 resulting in a loss on forgiveness of debt of $489,758.

Interest and Other Expense.    Interest expense increased approximately 140% to $67,035 in 2015 as compared with $27,891 in 2014. The increase was primarily due to interest expense associated with two short term convertible notes entered into in 2015. Other expenses declined by approximately 49% to $24,116 in 2015 from $47,123 in 2014 primarily because of a decrease of approximately $20,591 in dividend expense.

Impairment Expense ..  In March 2015, the Company amended its Licensing Agreement with Collabria, which will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. The amendment reduces the royalty to be paid on a sale from 80% to 20%. As consideration for entering into the agreement and the reduction of the stated royalty, the Company issued Collabria 25,000,000 shares of restricted common stock valued at $.08 per share (Note 6). The Company amortizes this licensing agreement over its remaining life on a straight line basis.

The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. As of September 30, 2015, management determined that sales of ReadyOp products had failed to meet the projected revenue targets and that the carrying value of the license agreement exceeded the fair value. Accordingly management revised the estimate of undiscounted future cash flows expected to be generated by the licensing agreement and incurred an impairment loss of $1,167,000 for the year ended September 30, 2015.

The company recorded $200,000 in amortization expense prior to the impairment recognition for the year ended September 30, 2015.

Net Loss.  Net losses were $ 2,053,767 and $299,899 for 2015 and 2014, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3,651 during the fiscal year ended September 30, 2015, to $6,155.  Net cash used in operating activities for the fiscal year ended September 30, 2015, was $155,339 as compared to $217,683 for the fiscal year ended September 30, 2014, due primarily to the loss incurred on conversion of debt partially offset by a decrease in accrued expenses.   We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $158,990.

At September 30, 2015, our total liabilities were $713,642, which included $414,588 in accounts payable, $131,856 in accrued expenses, $756 in customer deposits, $95,001 in notes payable stockholders, $29,221 in convertible notes payable and $42,220 in deferred revenue.

Based on our continued unified communication installations and the development of our AudioMate 360 IP Gateway, we have developed a business plan.  The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers.  In addition, we intend to market our AudioMate 360 IP Gateway both directly to clients and through VARs.  Our VARs have introduced us to customers in the past, and we will continue to rely on them to introduce us to additional customers.  We intend to market the ReadyOp™ software through commissioned sales representatives.  We believe these sales will increase the sales of the AudioMate 360 IP Gateway.  Our business plan further calls for us to seek additional VARs such as consulting firms, equipment manufacturers and communications companies.

We believe that in order to fund our business plan, we will need approximately $500,000 in new equity or debt capital.  In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities.  We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities.  Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future.  We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $30,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $75,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $30,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $360,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

Investing Activities

Net cash used in investing activities was $0 for both fiscal years ended September 30, 2015, and 2014.

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

•

In January and February 2015, we issued two 8 % promissory 1 year notes to a shareholder for $40,000 in cash.

•

In May 2015, we entered into a Securities Purchase Agreement with an institutional investor in connection with the issuance of an 8% convertible promissory note in the amount of $43,000.

•

In June, 2015 a convertible note holder converted the $38,000 in principal and $1,520 in accrued interest into 1,432,859 shares of common stock.

•

In July 2015, we issued 216,500 shares of our common stock to two individual investors for $12,990 in cash.

•

In November 2015, we issued an 8% promissory note to a shareholder and director for $50,000.

•

In November 2015, we paid $33,000 in principal and $14,974.69 in accrued interest to a convertible note holder.

•

In December 2015, we issued 250,000 shares of common stock to one investor for $5,000 cash.

Cash from Financing Activities

Net cash provided by financing activities was $158,990 during fiscal 2015.  This included $37,990 from proceeds from the issuance of shares of our common stock, $81,000 from the issuance of convertible notes and $40,000 from the issuance of notes payable to a stockholder.  Net cash provided by financing activities was approximately $209,000 during fiscal year 2014. This included proceeds from the issuance of shares and the repayment of a promissory note.

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

  Inventory. Inventory consists of finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. During the year ended September 30, 2014 the Company eliminated its inventory of individual component parts used in assembly of its circuit boards. The component parts inventory was purchased from the Company by its contract manufacturer which now provides completed circuit boards at a price that includes component parts and assembly charges. All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended September 30, 2015 and 2014.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2015 and 2014 there were no derivative liabilities.

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

Subsequent Events

•

In November 2015, two shareholders converted 7,280 shares of Series C Convertible Preferred stock into 36,400 shares of common stock.

•

In December 2015, a shareholder purchased 250,000 restricted shares of common stock for $5,000 in cash.

•

In December 2015, the Company entered into a Convertible Promissory Note with a private investor in connection with the issuance of a 8% convertible promissory note in the amount of $25,000.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None,

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Larry M. Reid	71	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary, and Director	1999
Richard Lackey	48	Director	2015
Marc Moore	62	Director	2015

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

We have not adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers.

Item 11.

Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Cleartronic has one executive officer, Larry M. Reid.  We executed an Employment Agreement with Mr. Reid on March 13, 2015.  The Employment Agreement replaces our previously executed Employment Agreement with Mr. Reid.  Pursuant to the Employment Agreement (the “Agreement”), Cleartronic and Mr. Reid agreed that for a one year period beginning on March 13, 2015, we employed Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the “Termination Date” for purposes of the Agreement.  Termination of the agreement can be made by either party without penalty upon 10 days written notice.

Unless Cleartronic shall have given Mr. Reid written notice at least 30 days prior to the Termination Date, the Agreement shall automatically renew and continue in effect for additional one-year periods (and all provisions of this anniversary from such original Termination Date shall thereafter be designated as the “Termination Date” for all purposes under the Agreement, provided, however, that we may, at our election at any time after the expiration of the initial term of the Agreement, give Mr. Reid notice of Termination, in which event he shall continue to receive, as severance pay, six months of his base salary, if any, or the amount due through the next “Termination Date”, whichever is less.  Mr. Reid may terminate the Agreement without severance pay upon 10 days written notice to the Company. Under the Agreement, Mr. Reid agreed that he shall carry out the strategic plans and policies as established by our business plan.  Mr. Reid will advise us from time to time on organization, hiring, mergers, and execution of our business plan.

Mr. Reid is paid in addition to a base salary of $8,000 per month.  In addition, Mr. Reid agreed to cancel 2,000,000,000 shares of common stock previously issued to him for conversion of Series C Preferred stock. As additional consideration for the cancellation of the common shares the Company agreed to issue Mr. Reid 200,000 shares of Series C Preferred stock. We do not have any other compensation arrangements with any other executive officer or director.

It is uncertain when, if ever, we will be in a position to compensate any of our other officers or directors.  Before we can expect to provide for additional officer salaries, we will have to obtain revenues from the sales of our products or raise funds through a debt or equity offering of our securities.  See “Item 1.  Business.”

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2015, and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2014	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2015	78,000	-0-	-0-	-0-	-0-	-0-	-0-	78,000

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

18

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

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent

Larry M. Reid (3)	5,016,325	2.53%	277,586	8.45%
Marc Moore	12,500,000	6.32%	-0-	-0-
Richard Lackey	-0-	-0-	-0-	-0-
All directors and officers as a group (one person)	17,516,325	8.85%	277,586	8.45%

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 197,722,989 shares were issued and outstanding.  As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 3,282,310 shares were issued and outstanding.  Mr. Reid owns one share of our Series B Preferred Stock and 277,585 shares of our Series C Preferred Stock.  See below for a description of our preferred stock and voting rights.

(3)

Mr. Reid is our chairman of the board, president, chief financial officer, principal accounting officer, secretary, and director.

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

Preferred Stock

As of the date of this report, we have 200,000,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 3,275,030 shares were issued and outstanding.  There are currently four series of preferred stock designated as follows:

•

1,250,000 shares have been designated as Series A Preferred Stock, 40,750 of which are issued and outstanding;

•

10 shares have been designated as Series B Preferred Stock, one of which is issued and outstanding;

•

50,000,000 shares have been designated as Series C Preferred Stock, 2,570,655 of which are issued and outstanding; and

•

10,000,000 shares of Series D Preferred Stock, 670,904 of which are issued and outstanding.

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

20

Item 13.

Certain Relationships and Related Transactions and Director Independence.

See “Summary of Cash and Certain Other Compensation,” above.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Goldstein Schechter Koch P.A. for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2015 and 2014, were $30,000 and $28,000, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Goldstein Schechter Koch P.A. for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2015 and 2014, were $26,000 for each year.

Tax Fees

The aggregate tax fees billed by Ribotsky Levine & Company for professional services rendered for tax services for the fiscal years ended September 30, 2015 and 2014, were $0 and $1,500, respectively.

All Other Fees

There were no other fees billed by Ribotsky, Levine & Company or Goldstein Schechter Koch P.A. for professional services rendered during the fiscal years ended September 30, 2015 and 2014, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Less than 50% of the hours expended on the principal accountant’s engagement to audit our consolidated financial statements for the fiscal year ended September 30, 2015, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

21

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
10.8**

Securities Purchase Agreement dated December 1, 2014, between the registrant and KBM Worldwide, Inc. in connection with the issuance of an 8% convertible promissory note in the amount of $38,000, filed as Exhibit 10.8to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329

10.9**

Convertible Promissory Note dated December 1, 2014, in the original principal amount of $38,000 issued to KBM Worldwide, Inc. filed as exhibit 10.9 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329.

10.10**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329
10.11**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant’s Form 8-K on March 18, 2015, Commission File Number 000-55329

23

10.12**

Amended Software License Agreement dated March 31, 2015, between Collabria LLC and the registrant, filed as exhibit 10.4 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.13**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.14**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.15**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.16*	Convertible Promissory Note dated May 7, 2015 in the original amount of $43,000 issued to Vis Vires Group Inc.
10.17*	Securities Purchase Agreement dated May 7, 2015 between the registrant and Vis Vires Group Inc. in connection with the Convertible Promissory Note issued on even date.
10.18*	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore.
10.19*	Convertible Promissory Note dated December 7, 2015 for an amount up to $150,000 issued to JMJ Financial.
31.1*	Certification of Larry M. Reid, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

CLEARTRONIC, INC.

Date: January 13, 2016                                                         By /s/ Larry M. Reid

    Larry M. Reid, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry M. Reid LARRY M. REID	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary	January 13, 2016

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cleartronic, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. and Subsidiaries as of September 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended September 30, 2015. Cleartronic, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

January 13, 2016

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND 2014

ASSETS

	2015	2014
Current assets:
Cash	$ 6,156	$ 2,505
Accounts receivable, net	88,442	-
Inventory	11,967	16,094
Prepaid expenses and other current assets	9,991	8,656

Total current assets	116,556	27,255

Other assets:
Licensing agreement (net of amortization)	633,000	-

Total assets	$ 749,556	$ 27,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 414,588	$ 387,575
Accrued expenses	131,856	285,950
Deferred revenue, current portion	38,967	31,295
Customer deposits	756	10,430
Convertible note payable, net of discount	29,221	-
Notes payable - stockholders	95,001	180,738

Total current liabilities	710,389	895,988

Long Term Liabilities
Deferred revenue, net of current portion	3,253	2,825

Total long term liabilities	3,253	2,825

Total liabilities	713,642	898,813

Commitments and Contingencies (See Note 8)

Stockholders' equity (deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
40,750 and 474,000 shares issued and outstanding, respectively	-	5
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,570,655 and 2,370,655 shares issued and outstanding, respectively	26	24
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 0 shares issued and outstanding, respectively	7	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
197,375,267 and 2,124,900,908 shares issued and outstanding, respectively	1,974	21,249
Additional paid-in capital	14,188,824	11,208,314
Accumulated Deficit	(14,154,917)	(12,101,150)

Total stockholders' equity (deficit)	35,914	(871,558)

Total liabilities and stockholders' equity (deficit)	$ 749,556	$ 27,255

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Revenue	$ 346,518	$ 207,424

Cost of revenue	137,973	92,349

Gross profit	208,545	115,075

Operating expenses:
Selling expenses	36,975	30,521
Administrative expenses	273,495	302,789
Research and development	3,907	6,650
Amortization and depreciation	200,000	-

Total operating expenses	514,377	339,960

Loss from operations	(305,832)	(224,885)

Other expenses
Loss on conversion of debt	(489,759)	-
Interest and other expenses	(91,176)	(75,014)
Impairment loss	(1,167,000)	--
Total other expenses	(1,747,935)	(75,014)

Net loss	$ (2,053,767)	$ (299,899)

Loss per common share - basic and diluted	$ (0.00188)	$ (0.00014)

Weighted average number of shares outstanding
- basic and diluted	1,092,768,481	2,110,696,898

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Net Loss	$ (2,053,767)	$ (299,899)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Loss on forgiveness of debt and accrued expenses	489,759	-
Impairment Loss	1,167,000	-
Amortization of license agreement	200,000	-
Amortization of notes payable discount	44,738	-
Preferred stock issued for forgiveness of debt and accrued expenses	-	10,000
(Increase) decrease in assets:
Accounts receivable	(88,442)	22,404
Inventory	4,127	6,787
Prepaid expenses and other current assets	(1,335)	60,001
Increase (decrease) in liabilities:
Accounts payable	27,013	(55,177)
Accrued expenses	57,142	49,270
Customer deposits	(9,674)	2,002
Deferred revenue	8,100	(13,071)
Net cash (used in) operating activities	(155,339)	(217,683)

Cash Flows From Financing Activities
Principal payments on note payable	-	(150,000)
Proceeds from issuance of common and preferred stock	37,990	359,000
Proceeds from convertible notes payable	81,000	-
Proceeds from notes payable stockholders	40,000	-

Net cash provided by financing activities	158,990	209,000

Net Increase (Decrease) in cash	3,651	(8,683)

Cash - Beginning of year	2,505	11,188

Cash - End of year	$ 6,156	$ 2,505

Supplemental cash flow information:
Cash paid for interest	$ 5,064	$ 5,895

Non-cash financing transactions:

During the year ended September 30, 2015 the CEO of the Company cancelled 2,000,000,000 shares pf the Company's common stock held by him in exchange for a new employment agreement and 200,000 shares of Series C Preferred Stock.

During theyear ended September 30, 2015 the Company issued 25,000,000 shares of the Company's common stock to Collabria LLC in exchange for a 5 year licensing agreement valued at $2,000,000.
During the year ended September 30, 2015 the Company issued 670,904 shares of Series D Preferred stock in exchange for forgiveness of debt and accrued expenses of $335,452.
During the year ended September 30, 2015 a shareholder converted 433,250 shares of Series A Convertible Preferred stock into 43,325,000 shares of common stock.
During the year ended September 30, 2015 a Convertible Note holder converted a $38,000 Convertible note and $1,520 of accrued interest into 1,432,859 shares of the Company's common stock.
During the year ended September 30, 2014, the Company issued 35,000 shares of Series C Preferred stock for services valued at $10,000.

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

											Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2013	574,000	$ 5.74	1	$ -	2,521,907	$ 25.30	-	$ -	2,058,069,648	$ 20,581.00	$ 10,839,980	$ (11,801,251)	$ (940,659)

Shares issued for cash	-	-	-	-	-	-	-	-	55,900,000	559.00	358,441	-	359,000

Shares issued for non-employee services	-	-	-	-	35,000	0.35	-	-	-	-	10,000	-	10,000

Common shares in exchange for conversion of Preferred A	(100,000)	(1.00)	-	-	-	-	-	-	10,000,000	100.00	(99)	-	-

Common shares in exchange for conversion of Preferred C	-	-	-	-	(186,252)	(1.86)	-	-	931,260	9.00	(8)	-	-

Net (loss) for the year ended September 30, 2014	-	-	-	-	-	-	-	-	-	-	-	(299,899)	(299,899)

BALANCE AT SEPTEMBER 30, 2014	474,000	$ 4.74	1	$ -	2,370,655	$ 23.79	-	$ -	2,124,900,908	$ 21,249.00	$ 11,208,314	$ (12,101,150)	$ (871,558)

Shares issued for cash	-	-	-	-	-	-	-	-	2,716,500	27.17	37,963	-	37,990

Common shares in exchange for conversion of Preferred A	(433,250)	(4.33)	-	-	-	-	-	-	43,325,000	433.25	(429)	-	-

Shares issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	1,432,859	14.33	39,506	-	39,520

Shares issued and cancelled for new employment agreement	-	-	-	-	200,000	2.00	-	-	(2,000,000,000)	(20,000.00)	19,998	-	-

Shares issued for amended licensing agreement	-	-	-	-	-	-	-	-	25,000,000	250.00	1,999,750	-	2,000,000

Series D Preferred shares issued for cancellation of debt, accruedinterest and accrued dividends and recognize loss on issuance	-	-	-	-	-	-	670,904	6.71	-	-	825,205	-	825,212

To recognize discounts on convertible notes	-	-	-	-	-	-	-	-	-	-	58,517	-	58,517

Net (loss) for the year ended September 30, 2015	-	-	-	-	-	-	-	-	-	-	-	(2,053,767)	(2,053,767)

BALANCE AT SEPTEMBER 30, 2015	40,750	$ 0.41	1	$ -	2,570,655	$ 25.79	670,904	$ 6.71	197,375,267	$ 1,974	$ 14,188,824	$ (14,154,917)	$ 35,914

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

The Company’s two operating subsidiaries are Voiceinterop, Inc. and ReadyOp Communications, Inc.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2015 and 2014.

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

The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. As of September 30, 2015, management determined that sales of ReadyOp products had failed to meet the projected revenue targets and that the carrying value of the license agreement exceeded the fair value. Accordingly management revised the estimate of undiscounted future cash flows expected to be generated by the licensing agreement and incurred an impairment loss of $1,167,000 for the year ended September 30, 2015.

The Company recorded $200,000 in amortization expense prior to the impairment recognition for the year ended September 30, 2015.

The Company provided no allowance for doubtful accounts for the years ended September 30, 2015 and 2014, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2015 and 2014, the Company had $3,907 and $6,650, respectively, in research and development costs.

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

As of September 30, 2015 and 2014, we had outstanding options and warrants exercisable for an aggregate of 167 and 167 shares of common stock, respectively.  As of September 30, 2015 and 2014, we had 40,750 and 474,000 shares of Series A Convertible Preferred stock outstanding convertible into 4,750,000 and 47,400,000 common shares, respectively.  As of September 30, 2015 and 2014, we had 2,570,655 and 2,370,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,853,275 and 11,853,275 shares of common stock, respectively. As of September 30, 2015 and 2014, we had 670,904 and 0 shares of Series D Convertible Preferred stock outstanding which are convertible into 6,709,040 and 0 shares of common stock, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. During the year ended September 30, 2014 the Company eliminated its inventory of individual component parts used in assembly of its circuit boards. The component parts inventory was purchased from the Company by its contract manufacturer which now provides completed circuit boards at a price that includes component parts and assembly charges. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The Company recorded no reserve for the years ended September 30, 2015 and 2014.

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

As of September 30, 2015 and 2014 all property and equipment had been fully depreciated.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2015 and 2014 there were no derivative liabilities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $987 during the year ended September 30, 2015 and $2,121 during the year ended September 30, 2014.

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

During the years ended September 30, 2015 and 2014, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $306,000 for the year ended September 30, 2015 and had working capital deficit of approximately $594,000 for the year ended September 30, 2015. The Company also had an accumulated deficit of approximately $13,000,000 and a stockholders’ deficit of approximately $1,203,000 at September 30, 2015.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2015 and 2014 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2015, the Company has an adjusted net operating loss carryforwards of approximately $13,149,000 that expire through 2032. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets at September 30 are as follows:

	2015	2014

Amortization and impairment of license agreement	$507,000	$-
Net operating loss carryforward	4,621,000	4,520,000
Net deferred income tax asset	5,128,000	4,520,000
Less: valuation allowance	(5,128,000)	(4,520,000)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2015	2014

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0%	5.0%
Effective rate for deferred tax asset	39.0%	39.0%
Less: Valuation allowance	(39.0%)	(39.0%)
Effective income tax rate	0.0%	0.0%

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

NOTE 5 -NOTES PAYABLE – STOCKHOLDERS

In November 2013, the Company repaid a note payable to one stockholder for $150,000.

The Company has other notes payable to stockholders totaling $92,291. These notes range in interest from 8% to 15% which are payable quarterly. All of these notes mature December 31, 2016.

Interest expense on notes payable – stockholders was $12,724 and $27,981 for the years ended September 30, 2015 and 2014, respectively.

NOTE 6  -CONVERTIBLE PROMISSORY NOTES

The Company entered into securities purchase agreements (the “Purchase Agreement”) with two investors and issued convertible promissory notes in the amount of $38,000 and $43,000 respectively (the “Notes”).The Notes were dated December 1, 2014 and May 7, 2015, bore interest at 8% per annum and mature on September 3, 2015 and February 11, 2016, respectively. The notes are convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (58% multiplied by the market price) that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion or (ii) the fixed conversion price of $.00005. The Notes also contain a prepayment option whereby the Company may make payments to the holder based on the length of time the Note has been outstanding, upon three (3) trading days' prior written notice to the holder.

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

Beneficial Conversion Feature

In connection with the convertible note entered into in December 2014 and May 2015, the Company determined that a beneficial conversion feature existed on the date the note was issued. The beneficial conversion feature related to this note was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible note by the number of shares the note is convertible into) and the fair value of the common stock multiplied by the number of shares into which the note may be converted.

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December 2014 convertible note financing of $27,500 and a beneficial conversion feature of $31,000 related to the May 2015 note.

In June, 2015 the convertible note holder converted the $38,000 December note of $38,000 in principal and $1,520 in accrued interest into 1,432,859 shares of common stock. Upon conversion, the remaining discount on the notes payable was recognized as interest totaling $15,287.

The Company had no convertible promissory notes outstanding as of September 30, 2014.

NOTE 7 -EQUITY TRANSACTIONS

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

In March 2015, the Company issued 670,904 shares of Series D Convertible Preferred stock as consideration for the forgiveness of $135,012 in notes payable, $59,608 in accrued interest and $140,832 in accrued dividends. The fair value of the Series D preferred stock was $825,212 resulting in a loss on forgiveness of debt of $489,758.

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

Dividends payable on Series A Convertible Preferred Stock of approximately $3,372 and $124,860 are included in Accrued Expenses as of September 30, 2015 and 2014, respectively.

Common Stock

On September 13, 2012, the Board of Directors voted to increase the Company’s authorized shares of common stock to 5,000,000,000 shares and to decrease the par value to $.00001 per share.

Common stock issued for conversion of preferred stock

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

In November 2014, the Company issued 2,500,000 shares of common stock to one shareholder for $25,000 in cash.

In May and June 2015, the Company issued 216,500 shares of common stock to 2 shareholders for $12,990 in cash.

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

The following table summarizes information about stock options outstanding at September 30, 2015 and 2014:

Stock Options
	Options	Wtd. Avg. Exercise Price
Outstanding at September 30, 2013 Granted/Issued Exercised Expired/Canceled	1,784 -- -- (1,617)	$196.00 -- -- $196.00
Outstanding at September 30, 2014	167	$90.00
Granted/Issued	--	--
Exercised	--	--
Expired/Cancelled	--	--
Outstanding at September, 30 2015	167	$90.00

The following table summarizes the number of outstanding options with their corresponding contractual life, as well as the exercisable weighted average (WA) outstanding exercise price, and number of vested options with the corresponding exercise price by price range.

	Outstanding			Exercisable
Range	Outstanding Options	WA Remaining Contractual Life	WA Outstanding Exercise Price	Vested Options	WA Vested Exercise Price
$0.00 to $0.030	167	.25 yrs.	$90.00	167	$90.00

In October 2010, the 2005 Incentive Equity Plan expired. During the year ended September 30, 2015, the Company granted no options, no options were exercised and no options expired or were cancelled.

No outstanding options were held by officers as of September 30, 2015, and September 30, 2014.

Warrants

During the year ended September 30, 2015 and 2014, there were -0- warrants and 4,579 warrants were cancelled or expired.

The following is a summary of the Company’s warrant activity:

Warrants	Weighted average exercise price

Outstanding at September 30, 2013	4,579	$ 167.07
Granted	0	$ 0.00
Expired/Cancelled	(4,579)	$ 167.07
Outstanding at September 30, 2014	0	$ 0.00
Granted	0	$ 0.00
Expired/Cancelled	0	$ 0.00
Outstanding at September 30, 2015	0	$ 0.00

Warrants exercisable at September 30, 2014	0
Warrants outstanding at September 30, 2015	0

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,200. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2018.

The Company subleased a portion of its principal offices to a third party on a month to month basis until November 30, 2014 at which time the sub-lessee negotiated its own lease. For the years ended September 30, 2014 the Company’s rent was reduced by approximately $30,000 as a result of the sublease agreement.

Future lease commitments are as follows for the years ended September 30:

2016	$40,000
2017	41,610
2018	43,280
2019	7,260
Total	$132,150

Rental expense incurred during the years ended September 30, 2015 and 2014 was $43,673 and $51,549, respectively.

MAJOR CUSTOMERS

Approximately 38% and 44% of the Company's revenues for the years ended September 30, 2015 and 2014 was derived from 3 customers, respectively.

MAJOR SUPPLIERS AND SOLE MANUFACTURING SOURCE

During 2014, the Company developed a proprietary interoperable communications solution. The Company relies on no major supplier for its products and services. The Company has contracted with a single local manufacturing facility to provide completed circuit boards used in the assembly of its IP gateway devices. Interruption to the manufacturing source presents additional risk to the Company. The Company believes that other commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source.

Approximately, 20% of the revenues generated during the year ended September 30, 2015 were generated from our licensing agreement with Collabria. If this agreement is terminated it could have significant on impact on revenues.

EMPLOYMENT AGREEMENT

In March 2015, the Company entered into a new employment agreement with its CEO. Under the agreement, the CEO receives a base salary of $8,000 per month. The agreement term is one year and renews automatically at the end of each year unless notice of termination is given by the Company or the CEO. In the event of termination by the Company, the CEO would receive six months of base salary as severance.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 13, 2016, which is the date the consolidated financial statements were issued.

Notes Payable Shareholders

In November 2015, the Company issued a Promissory Note to a shareholder and a director in the amount of $50,000. The note bears interest at 8% per annum and matures December 31, 2016.

Common stock issued for conversion of preferred stock

In November 2015, two shareholders converted 7,280 shares of Series C Convertible Preferred stock into 36,400 shares of common stock.

Common Stock Issued for Cash

In December 2015, a shareholder purchased 250,000 restricted shares of common stock for $5,000 in cash.

Convertible Promissory Notes

In November 2015, a convertible note holder converted $10,000 of principal into 847,458 shares of common stock.

In November 2015, the Company repaid the principal balance due of $33,000 on a Convertible Promissory Note along with accrued interest of $14,974.69.

In December 2015, the Company entered into a Convertible Promissory Note with a private investor in connection with the issuance of a 8% convertible promissory note in the amount of $25,000. The note matures on December 6, 2017, and is convertible into shares of the Company’s common stock at a variable conversion price (55% multiplied by the market price) that is equal to the lowest trade price in the 25 trading days previous to the conversion. The Note also contains prepayment option whereby the Note bears no interest for the first 90 days if repaid in full plus a 10% Original Issue Discount fee. After 90 days the Note incurs a 12% one-time interest charge.  In the event of default before the maturity dates, the payment is immediately due, in the amount of 150% of the outstanding unpaid principal, along with interest and any penalties.