Form 10-Q
period 2015-12-31
Cleartronic, Inc.
filed 2016-02-22
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 198,570,447 shares as of February 22, 2016.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2015	2015
	(unaudited)
Current assets:
Cash	$ 12,367	$ 6,156
Accounts receivable, net	27,425	88,442
Inventory	16,993	11,967
Prepaid expenses and other current assets	33,191	9,991

Total current assets	89,976	116,556

Other assets:
Licensing agreement (net of amortization)	597,833	633,000

Total assets	$ 687,809	$ 749,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 377,856	$ 414,588
Accrued expenses	125,666	131,856
Deferred revenue, current portion	48,087	38,967
Customer deposits	756	756
Convertible note payable, net of discount	7,897	29,221
Notes payable - stockholders	141,420	95,001

Total current liabilities	701,682	710,389

Long Term Liabilities
Deferred revenue, net of current portion	2,368	3,253

Total long term liabilities	2,368	3,253

Total liabilities	704,050	713,642

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
40,750 and 40,750 shares issued and outstanding, respectively	-	-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,570,655 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,094 and 670,094 shares issued and outstanding	7	7
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
198,509,125 and 197,375,267 shares issued and outstanding, respectively	1,985	1,974
Additional paid-in capital	14,224,268	14,188,824
Accumulated Deficit	(14,242,527)	(14,154,917)

Total stockholders' equity (deficit)	(16,241)	35,914

Total liabilities and stockholders' deficit	$ 687,809	$ 749,556

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2015	2014

Revenue	$ 90,994	$ 72,076

Cost of Revenue	40,381	37,510

Gross Profit	50,613	34,566

Operating Expenses:
Selling expenses	13,312	15,005
Administrative expenses	52,230	76,295
Amortization and depreciation	35,167	-

Total Operating Expenses	100,709	91,300

Loss from operations	(50,096)	(56,734)

Other (Expense)
Interest and other expenses	(37,514)	(18,955)

Total Other Income (Expense)	(37,514)	(18,955)

Net loss	$ (87,610)	$ (75,689)

Loss per common share - basic and diluted	$ (0.00044)	$ (0.00004)

Weighted average number of shares outstanding:
Basic and diluted	197,619,926	2,127,534,360

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2015	2014

Net (Loss)	$ (87,610)	$ (75,689)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Amortization of license agreement	35,167	-
Premium on convertible debt	2,500	-
Amortization of debt discount	14,631	3,057
(Increase) decrease in assets:
Accounts receivable	61,017	-
Inventory	(5,026)	4,979
Prepaid expenses and other current assets	(23,200)	(3,949)
Increase (decrease) in liabilities:
Accounts payable	(36,732)	3,840
Accrued expenses	(6,190)	12,121
Customer deposits	-	4,234
Deferred revenue	8,235	(13,057)

Net Cash Used in Operating Activities	(37,208)	(64,464)

Cash Flows From Financing Activities:
Proceeds from note payable	50,000	-
Principal payments on notes payable	(36,581)	-
Proceeds from issuance of common stock	5,000	25,000
Proceeds from convertible note payable	25,000	38,000

Net Cash Provided by Financing Activities	43,419	63,000

Net Increase (Decrease) in Cash	6,211	(1,464)

Cash - Beginning of Period	6,156	2,505

Cash - End of Period	$ 12,367	$ 1,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,193	$ 2,670

NON-CASH FINANCING ACTIVITY
During the three months ended December 31, 2015, the Company converted $10,000 of a convertible note payable into 847,458 shares of the Company's common stock.
During the three months ended December 31, 2015, the Company obtained a convertible note and recorded a discount of $20,455.
During the three months ended December 31, 2015, the Company converted 7,280 shares of Series C
Preferred stock into 36,400 shares of the Company's common stock.
During the three months ended December 31, 2014, the Company had no non-cash financing activity.

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARY

Notes to Condensed Consolidated Financial Statements

December 31, 2015

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

LICENSING AGREEMENT

In March 2015, the Company amended its Licensing Agreement with Collabria, which will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. The amendment reduces the royalty to be paid on a sale from 80% to 20%. As consideration for entering into the agreement and the reduction of the stated royalty, the Company issued Collabria 25,000,000 shares of restricted common stock valued at $.08 per share (Note 6). The Company amortizes this licensing agreement over its remaining life on a straight line basis.  The Company amortized $35,167 for the three months ended December 31, 2015.

The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  During the year ended September 30, 2015, the Company recognized an impairment loss of $1,167,000 on the licensing agreement with Collabria.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2015 and 2014, the Company had no research and development costs from continuing operations in each period, respectively.

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

As of December 31, 2015 and 2014, we had outstanding options and warrants exercisable for an aggregate of 0 and 167 shares of common stock, respectively.  As of December 31, 2015 and 2014, we had 40,750 and 431,500 shares of Series A Convertible Preferred stock outstanding which were convertible into 4,075,000 and 43,500,000 shares of common stock, respectively.  As of December 31, 2015 and 2014, the Company had 2,563,375 and 2,350,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 and 11,753,275 shares of common stock, respectively. As of December 31, 2015, we had 670,094 shares of Series D Preferred stock which are convertible into 3,350,470 shares of common stock. There were no shares of Series D Preferred stock outstanding on December 31, 2014. As of December 31, 2015, there was one convertible note outstanding in the principal amount of $25,000. The convertible note is convertible into shares of common stock at a 55% discount to the current market price of the stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 as of December 31, 2015 and 2014, respectively.

        EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES  FOR ACQUIRING GOODS OR SERVICES

 The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB ASC. Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,848 during the three months ended December 31, 2015, and $1,841 during the three months ended December 31, 2014.

NOTE 3   -

GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the amended agreement with Collabria will allow the Company to generate additional income from the sale of ReadyOp software and will assist in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

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

NOTES PAYABLE TO STOCKHOLDERS

In November 2015, the Company entered into a promissory note for $50,000 with a stockholder and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2016.

Interest expense on the notes payable to stockholders was $3,137 and $5,338 for the three months ended December 31, 2015 and 2014, respectively.

NOTE 5 -

CONVERTIBLE PROMISSORY NOTE AND EMBEDDED DERIVATIVE LIABILITIES

In December 2015, the Company entered into a Convertible Promissory Note with a private investor in the principal sum of $150,000. The note matures on December 6, 2017 and carries a 10% Original Issue Discount and incurs a one-time 12% interest charge on March 6, 2016. The principal sum due to the investor shall be based on the consideration actually paid by the investor plus a 10% original issue discount on the consideration paid as well as any other interest or fees. The Company is only required to repay the amount funded and is not required to repay any unfunded portion of the note. The initial consideration paid by the investor was $25,000. The note is convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (55% multiplied by the market price) that is equal to the average of the lowest trading  price of the Common Stock during the twenty five (25) trading days prior to the date of conversion or (ii) the fixed conversion price of $.00005 (iii) the investor has the right, at any time after 180 days after principal consideration has been paid to convert all or part of the outstanding principal along with interest and any fees into the Company’s common stock. The Company may repay the note at any time on or before 90 days from the effective date, after which the Company may not make further payments on the Note prior to the maturity date without written approval from the investor.

Beneficial Conversion Feature

In connection with the convertible note entered into in December 2015, the Company determined that a beneficial conversion feature existed on the date the note was issued. The beneficial conversion feature related to this note was valued as the difference between the effective conversion price (computed by dividing the relative fair value allocated to the convertible note by the number of shares the note is convertible into) and the fair value of the common stock multiplied by the number of shares into which the note may be converted.

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December convertible note financing of approximately $20,455. Amortization of the discount from the beneficial conversion feature included in interest expense was $852, for the three months ended December 31, 2015. In addition, the note specifies an Original Issue Discount of 10% of the principal due upon any repayment. Accordingly, the Company recognized interest expense and a related premium in the amount of $2,500 for the three months ended December 31, 2015

On November 23, 2015, a convertible note holder converted $10,000 in principal of a $43,000 note into 847,458 shares of common stock. On November 27, 2015 the Company repaid the remaining balance of the convertible note along with accrued interest and penalties for a total amount of $47,975. The remaining discount on the convertible note payable was recognized as interest totaling $13,779.

The Company had one convertible promissory note in the amount of $38,000 as of December 31, 2014.

NOTE 6 -

EQUITY

Common stock issued for conversion of preferred stock

In December 2015, two shareholders converted 7,280 shares of Series C Convertible Preferred stock into 36,400 shares of common stock.

Common stock issued for cash

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 in cash.

NOTE 7 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $10,393 and $10,284 for the three months ended December 31, 2015 and 2014, respectively.

NOTE 8 -    SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, "Subsequent Events,"which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on June 30, 2009. Management has evaluated subsequent events for the period from December 31, 2015 the date of these condensed consolidated financial statements, through the date of the filing of February 22, 2016 and there have been no material subsequent events during that period.

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

Results of Operations – Three Months Ended December 31, 2015 and 2014

Revenues

Revenues increased approximately 26% to $90,994 for the three months ended December 31, 2015 as compared to $72,076 for the three months ended December 31, 2014. This increase was due to the additional revenue generated by our new subsidiary ReadyOp Communications, Inc. Sales of ReadyOp software and hardware amounted to approximately $27,000 for the three months ended December 31, 2015 compared with $25,500 in the same period in 2014. VoiceInterop, Inc. generated no sales of unified group communication solutions and the installation revenue associated with the installation of those solutions in the three month period ended December 31, 2015. Sales of AudioMate AM360IP gateways and other hardware increased approximately 40% to $46,530 from $33,328 for the three months ended December 31, 2015 and 2014, respectively.

Cost of Revenues

Cost of revenues was $40,381 for the three months ended December 31, 2015 as compared to $37,510 for the three months ended December 31, 2014, an increase of approximately 8%. The increase was primarily due to software costs associated with the sale of ReadyOp software.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 were $100,709 compared to $91,300 for the three months ended December 31, 2014, an increase of approximately 10%. The increase was primarily due to the amortization expense of $35,167 associated with the Collabria licensing agreement. Selling expenses declined approximately 11% to $13,312 in the three months ended December 31, 2015 from $15,005 in the same period in 2014. Administrative expenses declined approximately 31% to $52,230 in the three months ended December 31, 2015 from $76,295 in the same period in 2014.

Loss from Operations

Loss from operations for the three months ended December 31, 2015 was $50,096 compared to a loss of $56,734 for the three months ended December 31, 2014. The decrease in loss from operations in 2015 versus 2014 was primarily due to decreases in selling and administrative expenses which were partially offset by an increase in amortization expense associated with the Collabria licensing agreement.  Gross margins were 55% for the three months ended December 31, 2015 as compared to 48% for the three months ended December 31, 2014. The increase was primarily due to the higher margins generated from sales of ReadyOp software which carry and decreased hardware costs as a result of lower manufacturing costs due to higher volumes of production.

Other Income (Expenses)

Other expenses increased to $37,514 during the three months ended December 31, 2015 compared with $18,955 for the three months ended December 31, 2014.  Interest expense increased approximately 270% to $36,592 for the three months ended December 31, 2015 as compared with interest expense of $9,940 in the three month ended December 31, 2014, primarily due to prepayment penalties, discounts, and accrued interest paid on a convertible note that was repaid in November 2015, plus accrued interest and amortization of discounts on a new convertible note entered into in December 2015. Other expenses declined approximately 90% to $922 from $9,015 for the three months ended December 31, 2015 and 2014, respectively. The decline was primarily due to the reduction in dividend expense as a result of conversions of Series A preferred stock that occurred in 2015.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $87,610 for the three months ended December 31, 2015 compared to a net loss of $75,689 for the three months ended December 31, 2014. Net loss per common share was $0.00044 and $.00004 for the three months ended December 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $37,208 for the three month ended December 31, 2015 compared to $64,464 for the three months ended December 31, 2014. This decrease was mainly attributable to the increase in amortization and prepaid expenses and a decrease in accounts payable and accrued expenses.

Net cash provided by financing activities was $43,419 for the six months ended December 31, 2015 compared to $63,000 for the three months ended December 31, 2014. The decrease was primarily due to less net proceeds from issuance of notes payable.

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

 Critical Accounting Estimates

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2015 for information regarding our critical accounting estimates

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the CEO and PFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2015 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 cash.

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

(5) Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012 and hereby incorporated by reference

.

(6) Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and

Exchange Commission on September 7, 2012 and hereby incorporated by reference.

(7) Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and hereby incorporated by reference.

(8) Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012 and hereby incorporated by reference.

(9) Filed as an Exhibit to the registrant’s annual report on Form-10K filed with the Securities and Exchange commission on January 14, 2014 and hereby incorporated by reference.

(10) Filed as an Exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010 and hereby by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 22, 2016	By:
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer