Form 10-Q/A
period 2015-12-31
Cleartronic, Inc.
filed 2016-02-23
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q/A

(Amedment No.1 to Form 10-Q)

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

CLEARTRONIC, INC.

Date: February 23, 2016	By:
Larry M. Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer