Form 10-Q
period 2016-03-31
Cleartronic, Inc.
filed 2016-05-16
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X _      No __ __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

i

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   198,570,447 shares as of May 16, 2016.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	September 30,
	2016	2015
	(unaudited)
Current assets:
Cash	$ 18,542	$ 6,156
Accounts receivable, net	30,231	88,442
Inventory	27,373	11,967
Prepaid expenses and other current assets	28,183	9,991

Total current assets	104,329	116,556

Other assets:
Licensing agreement (net of amortization)	562,666	633,000

Total assets	$ 666,995	$ 749,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 414,017	$ 414,588
Accrued expenses	122,334	131,856
Deferred revenue, current portion	43,817	38,967
Customer deposits	756	756
Convertible note payable, net of discount	10,434	29,221
Notes payable - stockholders	141,632	95,001

Total current liabilities	732,990	710,389

Long Term Liabilities
Deferred revenue, net of current portion	5,351	3,253

Total long term liabilities	5,351	3,253

Total liabilities	738,341	713,642

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
40,750 and 40,750 shares issued and outstanding, respectively	-	-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,570,655 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,094 and 670,094 shares issued and outstanding	7	7
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
198,509,125 and 197,375,267 shares issued and outstanding, respectively	1,985	1,974
Additional paid-in capital	14,224,268	14,188,824
Accumulated Deficit	(14,297,632)	(14,154,917)

Total stockholders' equity (deficit)	(71,346)	35,907

Total liabilities and stockholders' deficit	$ 666,995	$ 749,549

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue	$ 188,398	$ 31,345	$ 279,392	$ 103,421

Cost of Revenue	65,665	12,685	106,046	50,195

Gross Profit	122,733	18,660	173,346	53,226

Operating Expenses:
Selling expenses	32,109	6,384	45,421	21,389
Administrative expenses	99,509	76,452	151,739	152,747
Amortization and depreciation	35,167	-	70,334	-
Research and development	-	3,027	-	3,027

Total Operating Expenses	166,785	85,863	267,494	177,163

(Loss) from operations	(44,052)	(67,203)	(94,148)	(123,937)

Other Income (Expense)
Loss on forgiveness of debt and accrued expenses	-	(489,758)	(14,975)	(489,758)
Interest and other expense	(11,053)	(24,288)	(33,592)	(43,243)

Total Other Expenses	(11,053)	(514,046)	(48,567)	(533,001)

Net loss	(55,105)	(581,249)	(142,715)	(656,938)

(Loss) per Common Share
basic and diluted	$ (0.00028)	$ (0.00031)	$ (0.00072)	$ (0.00035)

Weighted Average of
Shares Outstanding -
basic and diluted	198,509,125	1,869,495,230	198,127,792	1,888,380,944

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2016	March 31, 2015

NET LOSS	$ (142,715)	$ (656,938)

Adjustments to reconcile net (loss) to net cash (used) in
operating activities:
Loss on forgiveness of debt and accrued expenses	-	489,758
Amortization of license agreement	70,334	-
Premium on convertible debt	2,500	-
Amortization of debt discount	17,168	12,229
(Increase) decrease in assets:
Accounts receivable	58,211	-
Inventory	(15,406)	7,214
Prepaid expenses and other current assets	(18,192)	(9,758)
Increase (decrease) in liabilities:
Accounts payable	(571)	24,700
Accrued expenses	(9,522)	24,081
Customer deposit	-	1,500
Deferred revenue	6,948	3,651

Net Cash Used in Operating Activities	(31,245)	(103,563)

Cash Flows From Financing Activities
Principal payments on notes payable	(36,369)	-
Proceeds from issuance of common and preferred stock	5,000	25,000
Proceeds from convertible note payable	25,000	38,000
Proceeds from note payable - stockholders	50,000	40,000

Net Cash Provided by Financing Activities	43,631	103,000

Net Decrease In Cash	12,386	(563)

Cash - Beginning of Period	6,156	2,505

Cash - End of Period	$ 18,542	$ 1,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,193	$ 2,945

NONCASH FINANCING ACTIVITY:

During the six months ended March 31, 2016, the company converted $10,000 of a convertible note payable into 847,458 shares of the Company's common stock.
During the six months ended March 31, 2016, the company obtained a convertible note and recorded a discount of $20,455.
During the six months ended March 31, 2016, the Company converted 7,280 shares of Series C Preferred stock into
36,400 shares of the Company's common stock.
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

During the six months ended March 31, 2015, the Company issued 670,904 shares of Series D preferred stock in exchange for forgiveness of debt and accrued expenses of $335,452

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding. At March 31, 2016 the Company had seven invoices in the amount of $91,007 assigned to the factor.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the  six months ending March 31, 2016 and 2015, the Company had $0 and $3,027, respectively, in research and development costs from continuing operations.

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

As of March 31, 2016 and 2015, we had outstanding options and warrants exercisable for an aggregate of 0 and 167 shares of common stock, respectively.  As of March 31, 2016 and 2015, we had 40,750 and 324,000 shares of Series A Convertible Preferred stock outstanding convertible into 4,075,000 and 32,4000,000, common shares, respectively.  As of March 31, 2016 and 15, we had 2,563,375 and 2,570,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 and 12,853,275 shares of common stock, respectively. As of March 31, 2016 and 2015, we had 670,904 and 670,094 shares of Series D Convertible Preferred stock outstanding convertible into 3,354,520 and 3,354,520 common shares, respectively. As of March 31, 2016, we had one convertible note outstanding in the principal amount of $25,000. The convertible note is convertible into shares of common stock at a discount to the current market price of the stock. There was one convertible note outstanding in the amount of $38,000 on March 31, 2015.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. For the six months ending March 31, 2016 and 2015, the Company had no reserve for technological obsolescence or slow-moving inventory items.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $530 during the three months ended March 31, 2016, and $853 during the three months ended March 31, 2015. For the six months ending March 31, 2016 and 2015, the Company had $2,378 and $2,694 in advertising costs, respectively.

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

Interest expense on the notes payable to stockholders was $5,572 and $3,137 for the three months ended March 31, 2016 and 2015, respectively. Interest expense on the notes payable to stockholders was $23,837 and $3,137 for the six months ended March 31, 2016 and 2015, respectively.

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

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December convertible note financing of approximately $20,455. Amortization of the discount from the beneficial conversion feature included in interest expense was $3,389 for the six months ended March 31, 2016, and $852, for the three months ended December 31, 2015. In addition, the note specifies an Original Issue Discount of 10% of the principal due upon any repayment. Accordingly, the Company recognized interest expense and a related premium in the amount of $2,500 for the six months ended March 31, 2016.

On November 23, 2015, a convertible note holder converted $10,000 in principal of a $43,000 note into 847,458 shares of common stock. On November 27, 2015 the Company repaid the remaining balance of the convertible note along with accrued interest and penalties for a total amount of $47,975. The remaining discount on the convertible note payable was recognized as interest totaling $13,779.

The Company had one convertible promissory note in the amount of $38,000 as of March 31, 2015.

NOTE 6 -EQUITY

Common stock issued for conversion of preferred stock

In December 2015, two shareholders converted 7,280 shares of Series C Convertible Preferred stock into 36,400 shares of common stock.

Common stock issued for cash

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 in cash.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $10,696 and $10,284 for the three months ended March 31, 2016 and 2015, respectively and $21,089 and $23,105 for the six months ended March 31, 2016 and 2015, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events for the period from March 31, 2016 the date of these condensed consolidated financial statements, through the date of the filing of May 16, 2016 and there have been no material subsequent events during that period.

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

ReadyOp Communications, Inc. is a new subsidiary formed in September 2014, to market, sell and support ReadyOp software through a Software License Agreement with Collabria LLC of Tampa, Florida. The Agreement was amended in March 2015 and grants the Company master distribution rights to use, market, sell, license and support Collabria’s emergency notification command and control software, trade-named ReadyOp™.  ReadyOp™ software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless earlier by either the Company or Collabria  pursuant to the termsof the Agreement.

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenue

Revenues increased to $188,398 for the three months ended March 31, 2016 as compared to $31,345 for the three months ended March 31, 2015.   The primary reason for the increase in revenue was due to sales of ReadyOp software and hardware, which grew to $95,290 for the three months ended March 31, 2016 compared with no sales in the three month period ended March 31, 2015.   Revenue from sales of VoiceInterop software, hardware and maintenance agreements grew to $93,108 during the three month period ended March 31, 2016, compared to sales of $31,345 for the three month period ended March 31, 2015. This increase in sales was due to significant sales of software and hardware to two customers in the three month period ended March 31, 2016.

Cost of Revenue

Cost of revenues was $65,665 for the three months ended March 31, 2016 as compared to $12,685 for the three months ended March 31, 2015. The increase was due to increased sales by both VoiceInterop and ReadyOp Communications.  Gross profits were $122,733 and $18,660 for the three months ended March 31, 2016 and 2015, respectively. Gross margins increased to 65% from 59% for the three months ended March 31, 2016 and 2015, respectively. The primary reason for the improvement in gross profit margin is the lower costs associated with ReadyOp software and continuing maintenance agreements associated with VoiceInterop software installations.

Operating Expenses

Operating expenses increased approximately 94% to approximately $166,785 for the three months ended March 31, 2016 compared to $85,863 for the three months ended March 31, 2015.  For the three months ended March 31, 2016, selling expenses increased  to $32,109 from $6,384 for the three months ended March 31, 2015, which was primarily due to increased commission expenses associated with VoiceInterop sales and increased royalty expenses associated with ReadyOp sales. General and administrative expenses increased by $23,057 or approximately 30% which was primarily caused by an increase in the use of outside consulting services. Research and development expenses were $0 for the three months ended March 31, 2016 as compared to $3,027 for the three months ended March 31, 2015 due to the completion of the development of the upgrades to the Company’s current hardware product line.

Loss from Operations

The Company’s net loss from operations declined to $44,052 during the three months ended March 31, 2016 as compared to $67,203 for the three months ended March 31, 2015. The primary reason for the decrease was due to the increase in sales by both VoiceInterop and ReadyOp Communications.

Net Loss

Net loss per common share was  $0.00028 and $0.00031 for the three months ended March 31, 2016 and 2015, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2016 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2015

Revenue

Revenues from operations were $279,392 for the six months ended March 31, 2016 as compared to $103,421 for the six months ended March 31, 2015. The increase was  primarily due to the completion of two  installation contracts to furnish materials, equipment and supervision as well as labor and other services for the installation of interoperable communication systems for enterprise clients and an increase in sales of the Company’s proprietary hardware products. Sales of ReadyOp software also contributed to the increase in revenue.

Cost of Revenue

Cost of revenues was $106,046 for the six months ended March 31, 2016, as compared to $50,195 for the six months ended March 31, 2015.  This increase  was due primarily to two new  enterprise communication projects and their associated costs and from higher software costs associated with  ReadyOp software. Gross profits were $173,346 and $53,226 for the six months ended March 31, 2016 and 2015, respectively. Gross margins increased to 62% from 51% for the six months ended March 31, 2016 and 2015, respectively The increase in gross profits was primarily due to an increase in sales of the Company’s hardware and software products and two completed enterprise communication projects.

Operating Expenses

Operating expenses for the six months ended March 31, 2016 were $267,494 compared to $177,163 for the six months ended March 31, 2015. The increase was primarily due to increased selling costs associated with higher sales volume and amortization expenses associated with the licensing agreement with Collabria LLC for the ReadyOp software product.

Loss from Operations

The Company’s net loss from operstions decreased to $94,148 during the six months ended March 31, 2016 as compared to a loss of $123,937 for the six months ended March 31, 2015. The primary reason for this decrease was approximately a 170% increase in revenue to $279,392 for the six months ended March 31, 2016 compared to $103,421 for the same period in 2015.

Net Loss

Net loss was $142,715 and $656,938 for the six months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to the $489,758 in losses on forgiveness of debt and accrued expenses that were incurred in the six months ended March 31, 2015. Net loss per common share was $0.00072 and $0.00035 for the six months ended March 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $31,245 for the six months ended March 31, 2016 compared to $103,563 for the six months ended March 31, 2015. This decrease was mainly attributable to the smaller net loss of $142,715 for the six months ended March 31, 2016 as compared to $656,938 for the six months ended March 31, 2015.

Net cash provided by financing activities was $43,631 for the six months ended March 31, 2016 compared to $103,000 for the six months ended March 31, 2015. The decrease was primarily due to principal payments made on notes payable and a lesser amount of proceeds received from the issuance of common stock and preferred stock which was partially  offset by proceeds from a convertible note payable and notes payable to stockholder.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock in exchange for cancellation of debt, issuance of stock in lieu of cash paid for services and exchanging preferred stock for common stock. We believe that theses restructuring efforts will put the Company in a better position to secure an acquisition or consummate a merger with a private company. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2015 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a Chief Financial Officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2016 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 cash.

There were no principal underwriters.

The registrant claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. The purchaser was, at the time of the purchaser’s respective purchase, an accredited investor, as that term is defined in Regulation D under the Securities Act of 1933, and had access to sufficient information concerning the registrant and the offering.

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
(2)	Filed as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 28, 2008, and hereby incorporated by reference
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

CLEARTRONIC, INC.

Date: May 16, 2016	By:	/s/ Larry Reid

Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer