Form 10-Q
period 2016-06-30
Cleartronic, Inc.
filed 2016-08-15
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

Mark One
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections

12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  200,570,447 shares as of August 15, 2016.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June30,	September 30,
	2016	2015
	(unaudited)
Current assets:
Cash	$ 4,016	$ 6,156
Accounts receivable, net	54,490	88,442
Inventory	20,419	11,967
Prepaid expenses and other current assets	27,164	9,991

Total current assets	106,089	116,556

Other assets:
Licensing agreement (net of amortization)	527,499	633,000

Total assets	$ 633,588	$ 749,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 427,106	$ 414,588
Accrued expenses	119,278	131,856
Deferred revenue, current portion	49,107	38,967
Original Issue Discount	2,500	-
Customer deposits	756	756
Convertible note payable, net of discount	6,230	29,221
Notes payable - stockholders	132,291	95,001

Total current liabilities	737,268	710,389

Long Term Liabilities
Deferred revenue, net of current portion	4,280	3,253

Total long term liabilities	4,280	3,253

Total liabilities	741,548	713,642

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
40,750 and 40,750 shares issued and outstanding, respectively	-	-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,570,655 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,094 and 670,094 shares issued and outstanding	7	7
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
200,492,625 and 197,375,267 shares issued and outstanding, respectively	2,005	1,974
Additional paid-in capital	14,250,633	14,188,824
Accumulated Deficit	(14,360,631)	(14,154,917)

Total stockholders' equity (deficit)	(107,960)	35,914

Total liabilities and stockholders' deficit	$ 633,588	$ 749,556

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$ 173,931	$ 106,184	$ 453,323	$ 209,606

Cost of revenue	44,484	38,252	150,530	88,447

Gross profit	129,447	67,932	302,793	121,159

Operating Expenses:
Selling expenses	57,385	9,795	102,806	31,184
Administrative expenses	62,919	75,270	214,658	228,017
Research and development	8,636	-	8,636	3,027
Amortization and depreciation	35,167	100,000	105,501	100,000

Total operating expenses	164,107	185,065	431,601	362,228

(Loss) from operations	(34,660)	(117,133)	(128,808)	(241,069)

Loss on debt conversion, net	(5,000)	-	(19,975)	(489,759)
Interest and other expenses	(23,339)	(28,733)	(56,931)	(71,976)

Net loss	$ (62,999)	$ (145,866)	$ (205,714)	$ (802,804)

(Loss) per share - basic and diluted	$ (0.00032)	$ (0.00080)	$ (0.00104)	$ (0.00058)

Weighted average of shares outstanding:
Basic and diluted	197,661,897	183,248,200	197,672,417	1,394,504,828

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2016	June 30, 2015

NET (LOSS)	$ (205,714)	$ (802,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forgiveness of debt and accrued expenses	-	489,759
Amortization of license agreement	105,501	100,000
Loss on conversion of debt	5,000	-
Premium on convertible debt	2,500	-
Amortization of debt discount	27,839	34,405
(Increase) decrease in assets:
Accounts receivable	33,952	(13,105)
Inventory	(8,452)	(6,085)
Prepaid expenses and other current assets	(17,173)	(24,025)
Increase (decrease) in liabilities:
Accounts payable	12,518	24,145
Accrued expenses	(12,578)	27,097
Customer deposits	-	23,859
Deferred revenue	11,167	(10,553)

Net Cash Used in Operating Activities	(45,440)	(157,307)

Cash Flows From Financing Activities
Principal payments on notes payable	(35,710)	-
Cancellation of shares of common stock	(990)	-
Proceeds from issuance common and preferred stock	5,000	37,990
Proceeds from convertible notes payable	25,000	81,000
Proceeds from notes payable - stockholders	50,000	40,000

Net Cash Provided by Financing Activities	43,300	158,990

Net Increase (Decrease) In Cash	(2,140)	1,683

Cash - Beginning of Period	6,156	2,505

Cash - End of Period	$ 4,016	$ 4,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 3,595	$ 4,603

NONCASH FINANCING ACTIVITIES:
During the nine months ended June 30, 2016 the Company converted $10,000 of a convertible note payable into 847,458 shares of the Company's common stock.
During the nine months ended June 30, 2016 the Company obtained a convertible note and recorded a discount of $20,455.
During the nine months ended June 30, 2016 the Company converted 7,280 shares of Series C Preferred stock into 36,400 shares of the Company's common stock.
During the nine months ended June 30, 2016 a shareholder converted $10,000 of a note payable into 500,000 shares of the Company's common stock.
During the nine months ended June 30, 2016 a Convertible Note holder converted $12,375 of a Convertible note into 1,500,000 shares of the Company's common stock.

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

June 30, 2016

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

In March 2015, the Company amended its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”).  The Agreement grants the Company master distribution rights to market, sell and support Collabria’s command and control software, trade-named ReadyOp. ReadyOp software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. Upon expiration of the agreement, the Company’s only obligation to Collabria shall be the payment of all outstanding obligations to Collabria. In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. According to the terms of the agreement ReadyOp Communications will pay Collabria a royalty for all ReadyOp software sold, sales commissions for sales of ReadyOp software and a network/communication expense charge. The Company’s two operating subsidiaries are Voiceinterop, Inc. and ReadyOp Communications, Inc.

NOTE 2   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc., ReadyOp Communications, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

The Company has an Accounts Receivable Purchase and Security Agreement with Bridgeport Capital Resources of Birmingham, AL. Under the terms of the agreement the Company sells certain acceptable accounts receivable to Bridgeport Capital at a discount to the receivable face value. Discounts can range between 2.25 and 6.25 percent depending on the length of time the receivable remains outstanding. At June 30, 2016 the Company had two invoices in the amount of $31,000 assigned to the factor.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the nine months ending June 30, 2016 and 2015, the Company had $8,636 and $3,027, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

Unified group communication solutions consist of three elements to be provided to customers: software licenses and equipment purchased from third-party vendors, proprietary hardware that is manufactured on contract to required specifications and installation and integration of the hardware and software into a cohesive communication source.

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

As of June 30, 2016 and 2015, we had outstanding options and warrants exercisable for an aggregate of 0 and 167 shares of common stock, respectively.  As of June 30, 2016 and 2015, we had 40,750 and 40,750 shares of Series A Convertible Preferred stock outstanding convertible into 4,075,000 and 4,075,000, common shares, respectively.  As of June 30, 2016 and 2015, we had 2,563,375 and 2,570,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 and 12,853,275 shares of common stock, respectively. As of June 30, 2016 and 2015, we had 670,904 and 670,094 shares of Series D Convertible Preferred stock outstanding convertible into 3,354,520 and 3,354,520 common shares, respectively. As of June 30, 2016 and 2015 there was one convertible note outstanding in the amount of $12,625 and $43,000 respectively. The convertible note is convertible into shares of common stock at a discount to the current market price of the stock.

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

ASC 820 also describes three levels of inputs that may be used to measure fair value:

▪Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

▪Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

▪Level 3: Inputs that are generally observable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. For the six months ending June 30, 2016 and 2015, the Company had no reserve for technological obsolescence or slow-moving inventory items.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $200during the three months ended June 30, 2016, and $2,222 during the three months ended June 30, 2015. For the nine months ending June 30, 2016 and 2015, the Company had $2,578 and $4,916 in advertising costs, respectively.

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

NOTE 4   - NOTES PAYABLE TO STOCKHOLDERS

In November 2015, the Company entered into a promissory note for $50,000 with a stockholder and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2016. In June 2016, the stockholder converted $10,000 of the note into 500,000 shares of common stock. The market value of the shares on the date of conversion was greater than the conversion price resulting in loss on conversion of $5,000.

Interest expense on the notes payable to stockholders was $3,699 and $2,454 for the three months ended June 30, 2016 and 2015, respectively. Interest expense on the notes payable to stockholders was $10,535 and $12,980 for the nine months ended June 30, 2016 and 2015, respectively.

NOTE 5 -    CONVERTIBLE PROMISSORY NOTE

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

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded beneficial conversion features related to the December convertible note financing of approximately $20,455. Amortization of the discount from the beneficial conversion feature included in interest expense was $5,827 for the nine months ended June 30, 2016. In addition, the note specifies an Original Issue Discount of 10% of the principal due upon any repayment. Accordingly, the Company recognized interest expense and a related premium in the amount of $2,500 for the nine months ended June 30, 2016.

In June 2016 a convertible noteholder converted $4,125 and $8,250 in principal of a $25,000 note into 500,000 and 1,000,000 shares of common stock. In connection with the conversion the Company amortized $8,967 of the discount to interest expense. As of June 30, 2016, the principal balance of the note was  $12,625 and the discount balance was $6,376.

On November 23, 2015, a convertible note holder converted $10,000 in principal of a $43,000 note into 847,458 shares of common stock. On November 27, 2015, the Company repaid the remaining balance of the convertible note along with accrued interest and penalties for a total amount of $47,975. The remaining discount on the convertible note payable was recognized as interest totaling $13,779.

The Company had one convertible promissory note outstanding in the amount of $43,000 as of June 30, 2015.

NOTE 6 -EQUITY

Common stock issued for conversion of notes payable

In May 2016, the Company cancelled 16,500 shares of common stock at $.06 per share for a total of $990.

In June 2016, a shareholder and director converted $10,000 of a $50,000 promissory note into 500,000 shares of common stock. The stock price on the date of conversion was $.03 per share which resulted in a loss on conversion of $5,000.

Common stock issued for conversion of preferred stock

In December 2015, two shareholders converted 7,280 shares of Series C Convertible Preferred stock into 36,400 shares of common stock.

Common stock issued for cash

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 in cash.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $10,669 and $10,696 for the three months ended June 30, 2016 and 2015, respectively and $31,758 and $39,185 for the nine months ended June 30, 2016 and 2015, respectively.

NOTE 8 -    SUBSEQUENT EVENTS

Management has evaluated subsequent events for the period from June 30, 2016 the date of these condensed consolidated financial statements, through the date of the filing of August 15, 2016 and there have been no material subsequent events during that period.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenues

Revenues increased approximately 62% to $173,931 for the three months ended June 30, 2016 as compared to $106,184 for the three months ended June 30, 2015.  The primary reason for this increase was the $130,075 in sales generated by ReadyOp software and ReadyOp hardware in the three months ended June 30, 2016 as compared to $62,000 sales in the three months ended June 30, 2015. VoiceInterop revenue declined approximately 9% to $40,381 for the three months ended June 30, 2016 as compared to $44,184 for the three months ended June 30, 2015, primarily because VoiceInterop hardware revenue declined approximately 25% from $29,901 to $22,154 for the three month periods ended June 30, 2015 and 2016, respectively. Revenue from VoiceInterop Maintenance Agreements increased to approximately $17,840 from approximately $14,024 for the three month periods ended June 30, 2016 and 2015, respectively.

Cost of Revenues

Cost of revenues was $44,483 for the three months ended June 30, 2016 as compared to $38,252 for the three months ended June 30, 2015. The increase was primarily due to increased network and communication costs associated with ReadyOp software. Gross profits were $129,448 and $67,932 for the three months ended June 30, 2016 and 2015, respectively. The primary reason for the improvement in gross profit margin is the lower costs associated with the sale of ReadyOp software and also the lower costs associated with VoiceInterop’s continuing maintenance agreements.

Operating Expenses

Operating expenses decreased approximately 13% to approximately $164,107 for the three months ended June 30, 2016 compared to $185,065 for the three months ended June 30, 2015.  For the three months ended June 30, 2016, selling expenses increased approximately 485% to $57,384 from $9,795 for the three months ended June 30, 2015 because of increased commissions and royalties paid on ReadyOp software sales. General and administrative expenses decreased by $15,130 or approximately 28% primarily caused by a decrease in professional fees associated with marketing, investor relations, and legal services. Research and development expenses were $8,636 for the three months ended June 30, 2016 as compared to $0 for the three months ended June 30, 2015, due to capital invested in product development. Amortization expenses decreased by approximately 65% to $35,167 from $100,000, in the three month periods ended June 30, 2016 and 2015, respectively. The decrease was due to the Company recognizing an impairment of the license agreement with Collabria LLC. The valuation of the agreement was reduced from $2,000,000 to $635,000.

Loss from Operations

The Company’s loss from operations decreased to $34,660 during the three months ended June 30, 2016 as compared to $117,133 for the three months ended June 30, 2015. The primary reasons for the decrease was a decrease in amortization cost of $64,833, a decrease in administrative expense of $12,350, and an increase in gross profit of $61,516.

Net Loss

Other losses included in the net loss were losses on debt conversion, interest and dividend expenses . Net Loss per common share decreased to $0.00032 from $0.00080 for the three months ended June 30, 2016 and 2015, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2015

Revenues

Revenues from operations were $453,323 for the nine months ended June 30, 2016 as compared to $209,606 for the nine months ended June 30, 2015. The increase was primarily due to sales of ReadyOp software and hardware generated by our operating subsidiary ReadyOp Communications, Inc.

Cost of Revenues

Cost of revenues was $150,530 for the nine months ended June 30, 2016, as compared to $88,447 for the nine months ended June 30, 2015.  This increase was due primarily to higher costs for network and communication expenses associated with ReadyOp software installations. Gross profits were $302,793 and $121,159 for the nine months ended June 30, 2016 and 2015, respectively. The increase in gross profits was primarily due to the higher gross margins generated by sales of ReadyOp software and hardware.

Operating Expenses

Operating expenses increased by $69,373 for the nine months ended June 30, 2016 to $431,601 compared to $362,228 for the nine months ended June 30, 2015. Selling expenses increased to $102,806 for the nine months ended June 30, 2016 compared with $31,184 for the nine months ended June 30, 2015. This increase was primarily due to higher rates of commissions and royalties paid on ReadyOp software. Administrative expenses decreased to $214,658 from $228,017 for the nine months ended June 30, 2016 and 2015, respectively. Research and development expense increased to $8,636 from $3,027 for the nine month ended June 30, 2016 and 2015, respectively. Amortization expense increased slightly to $105,501 from $100,000 for the nine months ended June, 30 2016 and 2015, respectively.

Loss from Operations

The Company’s loss decreased to $128,808 during the nine months ended June 30, 2016 as compared to a loss of $241,069 for the nine months ended June 30, 2015. The primary reason for this decrease was the increase in gross profits from $121,159 to $302,793 for the nine months ended June 30, 2015 and 2016, respectively.

Net Loss

Net loss per common share increased to $0.00104 from $0.00058 for the nine months ended June 30, 2016 and 2015, respectively. The increased loss was primarily due substantially to the weighted average number of shares outstanding in nine month period ending June 30, 2015. The weighted average number of shares outstanding was 197,672,417 for the nine month period ended June 30, 2016 compared with 1,394,504,828 for the nine month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $45,440 for the nine months ended June 30, 2016 compared to $157,307 for the nine months ended June 30, 2015. This decrease was mainly attributable to a lower net loss and collection of accounts receivable.

Net cash provided by financing activities was $43,300 for the nine months ended June 30, 2016 compared to $158,990 for the nine months ended June 30, 2015. The decrease was primarily due to less proceeds received from the issuance of stock and repayment of notes payable offset by the proceeds from convertible notes payable and notes payable to stockholders.

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

The costs to operate our current business are approximately $30,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $100,000 per month. Accordingly, in the absence of revenues, we will need to secure $30,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $360,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a Chief Financial Officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

In June 2016, a shareholder and director converted $10,000 of a promissory note into 500,000 shares of common stock.

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
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1 *	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2 *	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1 *	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

CLEARTRONIC, INC.

Date: August 15, 2016	By:	/s/Larry Reid
Larry Reid Principal Executive Officer and Principal Financial Officer and Chief Accounting Officer