Form 10-K
period 2016-09-30
Cleartronic, Inc.
filed 2017-01-13
CIK 1362516

3

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2016 (based on the closing sale price of $0.061 per share of the registrant’s common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $6,317,797.  The stock price of $0.061 at March 31, 2016, takes into account a one for 3,000 reverse stock split on December 28, 2012.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At September 30, 2016 the registrant had outstanding 203,899,190 shares of common stock, par value $0.00001 per share.

Table of Contents

PART I

3

Item 1.

Business.

3

Item 1A.

Risk Factors.

9

Item 1B.

Unresolved Staff Comments.

9

Item 2.

Properties.

10

Item 3.

Legal Proceedings.

10

Item 4.

(Removed and Reserved).

10

PART II

10

Item 5.

Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

Item 6.

Selected Financial Data.

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

13

Item 8.

Financial Statements and Supplementary Data.

19

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

19

Item 9A.

Controls and Procedures.

19

Item 9A(T).

Controls and Procedures.

19

Item 9B.

Other Information.

21

PART III

21

Item 10.

Directors, Executive Officers and Corporate Governance.

21

Item 11.

Executive Compensation.

23

Item 12.

Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

25

Item 13.

Certain Relationships and Related Transactions and Director Independence.

26

Item 14.

Principal Accounting Fees and Services.

27

PART IV

27

Item 15.

Exhibits, Financial Statement Schedules.

27

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

Business Overview

We do not currently have sufficient capital to conduct the present or proposed business activities described below.  The costs to operate our business are approximately $60,000 per month.  In order for us to cover our monthly operating expenses, we must generate revenues of approximately $120,000 per month.  Accordingly, in the absence of revenues, we must secure $60,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $720,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue any business activities.  We have not obtained any commitments for additional capital, and we may not be able to obtain any additional capital on terms not unfavorable to us, if at all.

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

Our Agreement with Collabria

In March 2015, the Company amended its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”).  The Agreement grants the Company master distribution rights to market, sell and support Collabria’s command and control software, trade-named ReadyOp. ReadyOp software is designed for fast, efficient access to information and for communication with multiple persons, groups and agencies. This agreement will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. Upon expiration of the agreement, the Company’s only obligation to Collabria shall be the payment of all outstanding obligations to Collabria. In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. According to the terms of the agreement ReadyOp Communications will pay Collabria a royalty for all ReadyOp software sold. Approximately, 44% of the revenues generated during the year ended September 30, 2016 were generated from our licensing agreement with Collabria. If this agreement is terminated it could have a significant impact on revenues.

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

Sales and Marketing

We have marketed our unified group communication solutions and AudioMate 360 IP Gateway through a commissioned sales person.  The majority of our sales leads have come through sales persons, VARs and our website.  If we are able to continue our business activities, we intend to expand the use of commissioned sales representatives to market and sell the ReadyOp™ software solution along with our AudioMate 360 IP Gateway line of Internet Protocol Gateways.  We will continue to use our network of VARs to market our AudioMate 360 IP Gateway.

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  Richard J. Martin, our Chairman and Director, Michael. M. Moore, our Chief Executive Officer and Director, and Larry M. Reid, our President, Chief Financial Officer, Principal Accounting Officer, and Secretary and Director, and their intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy.  While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

At present, Cleartronic has two executive officers, Larry M. Reid and Michael M. Moore.  In March 2015, the Company entered into a new employment agreement with the Company’s CEO, Larry M. Reid (the “Agreement”). Under the Agreement, Mr. Reid agreed to remit 2.0 billion shares of common stock back to the Company in exchange for 200,000 shares of Series C Convertible Preferred stock with a fair value of $252,000.

Unless Cleartronic shall have given Mr. Reid and Mr. Moore written notice at least 30 days prior to the Termination Date, the Agreement shall automatically renew and continue in effect for additional one-year periods, provided, however, that we may, at our election at any time after the expiration of the initial term of the Agreement, give Mr. Reid notice of Termination.

Mr. Reid will be paid a base salary of $8,000 per month.  A copy of the employment agreement with Mr. Reid has been previously filed on March 18, 2015 with the SEC as an exhibit to a Form 8-K.  See “Item 13.  Certain Relationships and Related Transactions and Director Independence.”

7

The Company entered into an employment with Mr. Moore on December 20, 2016 with an effective date of November 28, 2016 The agreement provides a base salary of $16,667 per month. A copy of the employment agreement with Mr. Moore is attached as an exhibit to this Form10-K report.

Adequacy of Working Capital for Cleartronic

We estimate that we will need at least $720,000 to continue operations over the next 12 months.  We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means.  If we are not able to raise additional capital, we will not be able to continue operations and our business may fail.

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

Employees

As of the date of this report, we have five employees, Marc Moore, our Chief Executive Officer and Director, Larry M. Reid, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, and  Director, James Concannon, Sales Director VoiceInterop, Inc., John Ohl, Engineering Director ReadyOp Communications, Inc. and Gene Hubbard, Technical Assistant ReadyOp Communications, Inc.

Transfer Agent

Our transfer agent is ClearTrust, LLC, whose address is 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558, and telephone number is (813) 235-4490.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCPINK since May 1, 2015, under the symbol “CLRI.”  Previously, the shares of our common stock were traded on the OTCQB from May 16, 2013 until May 1, 2015.

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

	High	Low
Fiscal 2015 Quarter Ended:
December 31, 2014	$0.1499	$0.08
March 31, 2015	$0.1499	$0.08
June 30, 2015	$0.2045	$0.043
September 30, 2015	$0.0699	$0.037

Fiscal 2016 Quarter Ended:
December 31, 2015	$0.05	$0.18
March 31, 2016	$0.09	$0.03
June 30, 2016	$0.06	$0.015
September 30, 2016	$0.033	$0.009

Fiscal 2017 Quarter Ended:
December 31, 2016	$0.06	$0.0072

As of September 30, 2016, we were authorized to issue 5,000,000,000 shares of our common stock, of which 203,899,190 shares were outstanding.  Our shares of common stock are held by approximately 200 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 3,275,030 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. The Company has accrued dividends payable to preferred shareholders through September 30, 2016. No cash dividends have been paid to date.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	75,000,000 (1)
Equity compensation plans not approved by security holders	-0-	-0-	1,871,301 (2)
Total	-0-	-0-	76,871,301

_____________

 (1)

Includes shares available for future issuance under the Cleartronic 2011 Equity Incentive Plan.

(2)

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

11

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

•

In May and June 2015, the Company issued 216,500 shares of common stock to two shareholders for $12,990 in cash.

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

•

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 in cash.

•

During the year ended September 30, 2016, a Convertible Note holder converted a $10,000 in principal of a Convertible note into 847,458 shares of the Company's common stock.

•

During the year ended September 30, 2016, a shareholder, officer and director converted $10,000 of a Note Payable into 500,000 shares of common stock.

•

During the year ended September 30, 2016 a Convertible Note holder converted a $25,000 Convertible note and $6,111 of accrued interest into 4,906,565 shares of common stock.

•

During the year ended September 30, 2015, a Convertible Note holder converted a $38,000 Convertible note and $1,520 of accrued interest into 1,432 ,859 shares of common stock.

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

Going Concern

On September 30, 2016, we had current assets of $52,803 and current liabilities of $517,359.  Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of September 30, 2016, Cleartronic had an accumulated deficit of $14,652,520, which included a net loss of $577,603 reported for the year ended September 30, 2016.  Also, during the year ended September 30, 2016, we used net cash of $49,063 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended September 30, 2016, Compared to Year Ended September 30, 2015.

Revenues.  Revenues increased 57% to $544,782 in 2016, from $346,518 during 2015.  This increase of approximately $198,000 was primarily due to increased sales of ReadyOp hardware and software generated through our subsidiary ReadyOp Communications, Inc. Revenue from our other subsidiary, VoiceInterop, Inc., increased by approximately 10% to $250,942.

Cost of Revenues and Gross Margins.  Cost of revenues increased from $137,973 in 2015, to $179,675 in 2016.  Gross margins increased to 67% or $365,017 in 2016 compared with 60% or $208,545 in 2015.  The primary reason for the increase in gross margin was due to increased sales of proprietary and ReadyOp software and hardware which generates higher margins than sales of third party hardware and software.

Operating Expenses.  Operating expenses decreased approximately 51% in 2016, to $825,156 compared to $1,681,377 during 2015.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization and impairment loss of licensing agreement.  This decrease was primarily due to the decrease in amortization and impairment loss of licensing agreement which was offset the recognition of $112,960 in  additional selling expenses .

Selling Expenses.  Selling expenses increased approximately 300% from $36,975 in 2015, to $149,935 in 2016, primarily due to increased commission expense paid to outside sales consultants.  Administrative expenses decreased approximately 2% from $273,495 in 2015, to $267,917 in 2016, primarily due to a decrease in management and investment banking fees paid to outside consultants.

Research and Development Expenses.  Research and development expenses increased approximately 274% to $14,636 in 2016, from $3,907 in 2015, due to additional development expense related to expansion of efforts in developing new products.

Amortization Expenses.  Amortization expense was $139,668 in 2016 and $200,000 in 2015. The amortization expense incurred in 2016 and 2015 was a result of the licensing agreement entered into in March of 2015 with Collabria LLC to become the master distributor of Collabria’s ReadyOp software and hardware.  The agreement is being amortized over the 5 year term of the agreement.

Impairment Expense.  In March 2015, the Company amended its Licensing Agreement with Collabria, which will remain in effect for an initial term of five years unless either the Company or Collabria sooner terminates the agreement. The amendment reduces the royalty to be paid on a sale from 80% to 20%. As consideration for entering into the agreement and the reduction of the stated royalty, the Company issued Collabria 25,000,000 shares of restricted common stock valued at $.08 per share (Note 6). The Company amortizes this licensing agreement over its remaining life on a straight line basis.

The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. As of September 30, 2016, management determined that sales of ReadyOp products had failed to meet the projected revenue targets and that the carrying value of the license agreement exceeded the fair value. Accordingly management revised the estimate of undiscounted future cash flows expected to be generated by the licensing agreement and incurred an impairment loss of $253,000 for the year ended September 30, 2016.  The Company also recognized an impairment loss of $1,167,000 on the licensing agreement for the year ended September 30, 2015. The Company recorded $139,668 and $200,000 in amortization expense prior to the impairment recognition for the years ended September 30, 2016 and 2015, respectively.

Loss on Conversion of Debt. In March 2015, the Company issue 670,094 shares of Series D Convertible Preferred stock as consideration for the forgiveness of $135,012 in notes payable, $59,608 in accrued interest and $140,832 in accrued dividends. The fair value of the Series D preferred stock was $825,212 resulting in a loss on forgiveness of debt of $489,758. There was no loss on conversion of debt in 2016.

Interest and Other Expense.   Interest and other expense decreased slightly from $91,176 in 2015 to $87,102 in 2016. The increase was primarily due to interest expense associated with two short term convertible notes entered into in 2015. The Company also incurred $30,362 of change in fair value of derivative liability associated with the issuance of a convertible note payable in 2016.

Net Loss.  Net losses were $577,603 and $2,053,767 for 2016 and 2015, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $3,053 during the fiscal year ended September 30, 2016, to $3,103.  Net cash used in operating activities for the fiscal year ended September 30, 2016, was $49,063 as compared to $155,339 for the fiscal year ended September 30, 2015, due primarily to the loss incurred on conversion of debt in 2015.   We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $46,010.

At September 30, 2016, our total liabilities were $652,997, which included $434,360 in accounts payable, $35,347 in accrued expenses, $132,676 in notes payable stockholders, and $50,614 in deferred revenue.

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

We believe that in order to fund our business plan, we will need approximately $720,000 in new equity or debt capital.  In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities.  We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities.  Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future.  We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $60,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $120,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $60,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $720,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

Investing Activities

Net cash used in investing activities was $0 for both fiscal years ended September 30, 2016, and 2015.

Financing Activities

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

•

In November 2015, we issued an 8% promissory note to a shareholder, office and director for $50,000.

•

In November 2015, an investor converted $10,000 of a $43,000 convertible note into 847,458 shares of common stock.

•

In November 2015, we paid $33,000 in principal and $14,975 in accrued interest to a convertible note holder.

•

In December 2015, we issued 250,000 shares of common stock to one investor for $5,000 cash.

•

In December 2015, we issued a 10% convertible note to an investor for $25,000 cash.

•

In May 2016, an investor cancelled a subscription agreement to purchase 16,500 shares of common stock for $990.

•

In June 2016, a shareholder, officer and director converted $10,000 of a note payable into 500,000 shares of common stock.

•

During the year ended September 30, 2016, an investor converted a $25,000 Convertible note and $6,111 in accrued interest into 4,906,565 shares of common stock.

Cash from Financing Activities

Net cash provided by financing activities was $46,010 during fiscal 2016.  This included $4,010 from proceeds from the issuance of shares of our common stock, $25,000 from the issuance of convertible notes, $50,000 from the issuance of note payable to a stockholder, and the repayment $33,000 of a convertible.  Net cash provided by financing activities was approximately $158,990 during fiscal year 2015. This included proceeds from the issuance of shares, proceeds from convertible notes and proceeds from notes payable stockholders.

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

  Inventory. Inventory consists of finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended September 30, 2016 and 2015.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2016 and 2015 there were no derivative liabilities.

Licensing Agreement  The Company amortizes this licensing agreement over its remaining life on a straight line basis. The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

Subsequent Events

In October 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series E Convertible Preferred Stock setting forth the rights and preferences of the Series E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series E Preferred (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series E Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series E Preferred Stock; (iii) provides that each share of Series E Preferred Stock shall be one hundred votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $1.00 per share; (vii) entitles the holder of the Series C Preferred Stock to receive dividends when, as and if declared by the Board of Directors.

In November 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series A and Series E Convertible Preferred Stock setting forth the rights and preferences of the Series A and E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series A Preferred (i) provides for liquidation rights. Among other things, the Certificate of Designation of the Series E Preferred Stock; (i) provides that each share of Series E Preferred Stock shall be one hundred votes for any election or other vote placed before the shareholders of the Corporation.

In November 2016, the Board of Directors voted to appoint Richard Martin to the Board of Directors and appointed Mr. Martin as Chairman of the Board of Directors.

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of the registrant’s Series E Convertible Preferred stock to Collabria. Shares of the Series E Convertible Preferred have the following conversion rights and provisions: After a period of two (2) years following the date of issuance, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.

In November 2016, the Company entered into a subscription agreement with a director whereby the director purchased 525,746 shares of Series A Convertible Preferred stock for $262,873 in cash.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder.

In December 2016, the Board of Directors issued options to purchase Series E Convertible Preferred stock to Richard Martin and Marc Moore in the amount of 500,000 shares each at a strike price of $2.00 per share.

In December 2016, the Board of Directors accepted the resignation of Larry M. Reid as Chief Executive Officer of the corporation and appointed Mr. Reid as Chief Financial Officer. The Board also appointed Marc Moore as Chief Executive Officer.

In December 2016, the Company entered into an employment agreement with Mr. Moore. In addition to other things the agreement calls for the Company to pay Mr. Moore a salary of $200,000 per year.  Mr. Moore also agreed to extend the maturity date of a promissory note payable to him from December 31, 2016 to December 31, 2017.

In December 2016, two shareholders extended notes payable to them by the Company from December 31, 2016 to December 31, 2017.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 16, 2016, the practice of Goldstein Schechter Koch P.A. (“GSK”), which was engaged as the independent registered public accounting firm of the Company, was combined with  BDO USA, LLP (“BDO”) and the professional staff and partners of GSK joined BDO either as employees or partners of BDO. As a result of this transaction, GSK resigned as the Company’s independent registered public accounting firm on August 16, 2016 and this resignation was disclosed in the Company’s 8-K report filed with the SEC on August 22, 2016.

On September 19, 2016, a majority of the directors of Cleartronic Inc. engaged Liggett and Webb (“Liggett”) PA as its independent registered public accounting firm which was reported in the Company’s 8-K report filed with the SEC on September 21, 2016.

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2016, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	58	Chairman and Director	2016
Michael M. Moore	63	Chief Executive Officer and Director	2015
Larry M. Reid	72	President, Chief Financial Officer, Secretary and Director	1999
Richard Lackey	49	Director	2015

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of four directors, who have expertise in the business of Cleartronic.  Upon receipt of sufficient funds either from revenues or through receipt of funds from debt or sales of our common stock and preferred stock, we intend to seek directors and officers who would be able to assist in the execution of our business plan.

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

A description of the business experience for the directors and executive officers of Cleartronic is set forth below.

 Richard J. Martin currently serves as Chairman and Director of Cleartronic, Inc. Prior to joining the Cleartronic team, Martin served as CEO of SMARTLogix, Inc., a petroleum logistics technology company which he founded in 2000. With Martin at the helm for 15 years, SMARTLogix was positioned as the dominant player in the market and was acquired by a private equity firm in 2015. Graduating with an Engineering degree from The University of Buffalo’s School of Engineering, Martin was immediately recruited by Exxon to join their Management Development Program where he quickly rose through the ranks. Following a considerable tenure at Exxon, he leaped into entrepreneurship by purchasing a small Exxon distributorship in the Carolinas. As a result of his capable management, Culp Petroleum was transformed into a large southeast regional distribution company. While at Culp, Martin developed and implemented several disruptive technologies that have since become industry standards. Martin sold the petroleum business in 2005 and focused his efforts on his technology ventures including the SMARTank division of SMARTLogix. SMARTank grew substantially and the technology was later sold to a public company in 2011. A proven leader in building companies and incorporating innovations, as well as a current member of several boards driving technology and growth, Martin will prove instrumental in guiding Cleartronic’s future.

Michael M. Moore is currently Chief Executive Officer and a Director of Cleartronic, Inc. He was founder and CEO of Collabria, LLC, a private software development company. Prior to founding Collabria in 2008, Moore for 13 years was CEO of DTNet Group and for seven years served as CEO of Payroll Transfers, Inc. He also was an assistant vice president with both Kidder Peabody and Merrill Lynch. Mr. Moore is an honors graduate of the United States Air Force Academy and served as an Air Force Fighter pilot for eight years, flying F-4 and F-16 fighter jets. He is also one of six entrepreneurs profiled in the book; Daring Visionaries, How Entrepreneurs Build Companies, Inspire Allegiance, and Create Wealth.

Larry Reid is the founder of Cleartronic and a co-founder of VoiceInterop. With over thirty years of executive management experience including sales and marketing, operations management, and financial management, from 2001 to 2005 Mr. Reid served as CFO and director of Connectivity, Inc., a manufacturer and distributor of emergency call boxes. He was instrumental in Connectivity's acquisition by CNE Group, Inc., (an American Stock Exchange listed company) and served as Executive Vice President and Director of CNE from 2003 to 2005. Mr. Reid has broad experience in venture start-ups, raising capital, building organizational synergies, creating and developing joint ventures and strategic partnerships, opening new markets, and driving key business initiatives. Early in his professional career in corporate financial management, Mr. Reid was responsible for raising more than $5 million in start-up capital for Ocurest Laboratories, Inc., a company he co-founded to package and distribute over-the-counter eye drops in a new (patented) eye drop dispenser. He forged Ocurest's successful IPO in 1996 and helped lead the company's achieving an estimated 80% market penetration of optical supply retail outlets in the United States.

Richard Lackey is currently founder and chairman of the Global Food Exchange™. His expertise in emergency response management as well as the inefficiencies of markets led him, along with a world-class team of experts, to create the international organization. Mr. Lackey is a serial entrepreneur and a trader with decades of diverse experience. His unique background includes several years in international emergency medical response missions as well as nearly three decades as an active trader and fund manager in the United States and Latin America. Lackey has held eight different securities licenses spanning equity, options and futures markets. He has served as the managing director for five private funds, each of which achieved storied levels of success.

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

We have not adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers.

Item 11.

Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Cleartronic has two one executive officers, Michael M. Moore and Larry M. Reid.  We executed an Employment Agreement with Mr. Reid on March 13, 2015.  The Employment Agreement replaces our previously executed Employment Agreement with Mr. Reid.  Pursuant to the Employment Agreement (the “Agreement”), Cleartronic and Mr. Reid agreed that for a one year period beginning on March 13, 2015, we employed Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the “Termination Date” for purposes of the Agreement.  Termination of the agreement can be made by either party without penalty upon 10 days written notice.

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

Michael M. Moore is the Chief Executive Officer of the Company.  We executed an Employment Agreement with Mr. Moore on November 28, 2016. Pursuant to the Employment Agreement (the “Agreement”), Cleartronic and Mr. Reid agreed that for a one year period beginning on November 28, 2016, we employed Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the “Termination Date” for purposes of the Agreement.  Termination of the agreement can be made by either party without penalty upon 10 days written notice.

Unless Cleartronic shall have given Mr. Moore written notice at least 30 days prior to the Termination Date, the Agreement shall automatically renew and continue in effect for additional one-year periods (and all provisions of this anniversary from such original Termination Date shall thereafter be designated as the “Termination Date” for all purposes under the Agreement, provided, however, that we may, at our election at any time after the expiration of the initial term of the Agreement, give Mr. Moore notice of Termination, in which event he shall continue to receive, as severance pay, six months of his base salary, if any, or the amount due through the next “Termination Date”, whichever is less.  Mr. Moore may terminate the Agreement without severance pay upon 10 days written notice to the Company. Under the Agreement, Mr. Moore agreed that he shall carry out the strategic plans and policies as established by our business plan.  Mr. Moore will advise us from time to time on organization, hiring, mergers, and execution of our business plan.

23

Mr. Moore is paid in addition to a base salary of $16,667 per month.  As additional consideration for entering into the employment agreement Mr. Moore was granted an option to purchase 500,000 shares of the Company’s Series E Convertible Preferred stock at an exercise price if $2.00 per share.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2016, and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2015	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2016	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000

__________

(1)

Mr. Reid is our  president, chief financial officer, principal accounting officer, secretary, and a director.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2016:

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

__________

(1)

Mr. Reid is our  president, chief financial officer, principal accounting officer, secretary, and a director.

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

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.46%	277,586	8.45%
Marc Moore	12,500,000	6.13%	-0-	-0-
Richard Lackey	2,500,000	1.23%	-0-	-0-
Richard J. Martin	-0-	-0-	711,654	31.13%
All directors and officers as a group (one person)	20,016,325	9.82%	989,240	39.58%

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 203,899,190 shares were issued and outstanding.  As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 6,800,776 shares were issued and outstanding.  Mr. Reid owns one share of our Series B Preferred Stock and 277,585 shares of our Series C Preferred Stock.  See below for a description of our preferred stock and voting rights.

(3)

Mr. Reid is our president, chief financial officer, principal accounting officer, secretary, and director.

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

Preferred Stock

As of the date of this report, we have 200,000,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 6,800,776 shares were issued and outstanding.  There are currently four series of preferred stock designated as follows:

•

1,250,000 shares have been designated as Series A Preferred Stock, 566,496 of which are issued and outstanding;

•

10 shares have been designated as Series B Preferred Stock, one of which is issued and outstanding;

•

50,000,000 shares have been designated as Series C Preferred Stock, 2,563,375 of which are issued and outstanding; and

•

10,000,000 shares of Series D Preferred Stock, 670,904 of which are issued and outstanding.

•

10,000,000 shares of Series E Preferred Stock, 3,000,000 of which are issued and outstanding.

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

•

A holder of shares of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series C Preferred Stock shall be convertible into five of shares of our common stock.

•

A holder of shares of the Series D Preferred Stock is entitled to the number of votes equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series D Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series D Preferred Stock shall be convertible into five of shares of our common stock.

•

A holder of shares of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series E Preferred Stock shall be convertible into 100 one hundred of shares of our common stock.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

See “Summary of Cash and Certain Other Compensation,” above.

26

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fee billed by Liggett and Webb P.A. for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2016 was $29,000.

The aggregate fee billed by Goldstein Schechter Koch P.A. for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2015 was $30,000.

Audit Related Fees

The aggregate audit-related fee billed by Liggett and Webb P.A. for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2016 was $0.

The aggregate audit-related fees billed by Goldstein Schechter Koch P.A. for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2016 and 2015, were $0 and $26,000, respectively.

Tax Fees

The aggregate tax fee billed by Liggett and Webb P.A. professional services rendered for tax services for the fiscal year ended September 30, 2016 was $0.

The aggregate tax fees billed by Goldstein, Schechter  Koch P.A. professional services rendered for tax services for the fiscal years ended September 30, 2016 and 2015, were $1,500 and $1,500, respectively.

All Other Fees

There were no other fees billed by Liggett and Webb P.A. or Goldstein Schechter Koch P.A. for professional services rendered during the fiscal years ended September 30, 2016 and 2015, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

.

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

10.16**	Convertible Promissory Note dated May 7, 2015 in the original amount of $43,000 issued to Vis Vires Group Inc.
10.17**	Securities Purchase Agreement dated May 7, 2015 between the registrant and Vis Vires Group Inc. in connection with the Convertible Promissory Note issued on even date.
10.18**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore.
10.19** 10.20** 10.21*

Convertible Promissory Note dated December 7, 2015 for an amount up to $150,000 issued to JMJ Financial.

Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.

Employment Agreement dated December 20, 2016 between the registrant and Mr. Moore.

31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
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

CLEARTRONIC, INC.

Date: January 13, 2017                                                         By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Michael M. Moore Michael M. Moore /s/Larry M. Reid Larry M. Reid	Title Chief Executive Officer Chief Financial Officer	Date January 13, 2017 January 13, 2017

29

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

/s/ Goldstein Schechter Koch P.A.

Hollywood, Florida

January 13, 2016

=========================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Cleartronic, Inc.

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2016 and the results of its operations and its cash flows for the year ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $577,603, a working capital deficiency of $464,556, and an accumulated deficit of $14,652,520. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

January 13, 2017

>

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND 2015

ASSETS

	2016	2015
Current assets:
Cash	$ 3,103	$ 6,156
Accounts receivable, net	24,000	88,442
Inventory	9,585	11,967
Prepaid expenses and other current assets	16,115	1,335

Total current assets	52,803	107,900

Other assets:
Other assets	8,656	8,656
Licensing agreement (net of amortization)	240,332	633,000

Total other assets	248,988	641,656

Total assets	$ 301,791	$ 749,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 434,360	$ 414,588
Accrued expenses*	35,347	52,612
Deferred revenue, current portion	47,652	38,967
Convertible note payable, net of discount	-	29,221
Notes payable - stockholders	-	95,001

Total current liabilities*	517,359	630,389

Long Term Liabilities
Notes payable - stockholders	132,676	-
Deferred revenue, net of current portion	2,962	3,253

Total long term liabilities	135,638	3,253

Total liabilities*	652,997	633,642

Commitments and Contingencies (See Note 8)

Stockholders' equity (deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
40,750 shares issued and outstanding	-	-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,570,655 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 issued and outstanding	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 and 197,375,267 shares issued and outstanding, respectively	2,039	1,974
Additional paid-in capital	14,299,242	14,188,824
Accumulated Deficit*	(14,652,520)	(14,074,917)

Total stockholders' equity (deficit)*	(351,206)	115,914

Total liabilities and stockholders' equity (deficit)*	$ 301,791	$ 749,556

* Prior-period amounts have been revised to reflect an immaterial adjustment of accrued expenses differences and stockholder's equity (deficit) (see Summary of Significant Accounting Policies- Adjustmnet of Prior Period Balances)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015

Revenue	$ 544,782	$ 346,518

Cost of revenue	179,765	137,973

Gross profit	365,017	208,545

Operating expenses:
Selling expenses	149,935	36,975
Administrative expenses	267,917	273,495
Research and development	14,636	3,907
Amortization of licensing agreement	139,668	200,000
Impairment of licensing agreement	253,000	1,167,000

Total operating expenses	825,156	1,681,377

Loss from operations	(460,139)	(1,472,832)

Other expenses
Loss on conversion of debt	-	(489,759)
Interest and other expenses	(87,102)	(91,176)
Change in fair value of derivative liability	(30,362)	-
Total other expenses	(117,464)	(580,935)

Net loss	$ (577,603)	$ (2,053,767)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
- basic and diluted	197,897,821	1,092,768,481

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015

Net Loss	$ (577,603)	$ (2,053,767)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Loss on forgiveness of debt and accrued expenses	-	489,759
Impairment loss of licensing agreement	253,000	1,167,000
Amortization of license agreement	139,668	200,000
Amortization of notes payable discount	38,779	44,738
Change in fair value of derivative laibility	30,362	-
Provision for bad debt	2,000
(Increase) decrease in assets:
Accounts receivable	62,442	(88,442)
Inventory	2,382	4,127
Prepaid expenses and other current assets	(14,780)	(1,335)
Increase (decrease) in liabilities:
Accounts payable	19,772	27,013
Accrued expenses	(13,479)	57,142
Customer deposits	-	(9,674)
Deferred revenue	8,394	8,100
Net cash (used in) operating activities	(49,063)	(155,339)

Cash Flows From Financing Activities
Proceeds from issuance of common and preferred stock	5,000	37,990
Cancellation of common stock	(990)	-
Proceeds from convertible notes payable	25,000	81,000
Repayment of convertible note payable	(33,000)	-
Proceeds from notes payable stockholders	50,000	40,000

Net cash provided by financing activities	46,010	158,990

Net Increase (Decrease) in cash	(3,053)	3,651

Cash - Beginning of year	6,156	2,505

Cash - End of year	$ 3,103	$ 6,156

Supplemental cash flow information:
Cash paid for interest	$ 4,136	$ 5,064
Cash paid for taxes	$ -	$ -

Non-cash financing transactions:
During the year ended September 30, 2016, a Convertible Note holder converted a $10,000 in principal of a Convertible note into 847,458 shares of the Company's common stock.
During the year ended September 30, 2016, a shareholder, officer and director converted $10,000 of a Note Payable into 500,000 shares of the Company's common stock.
During the year ended September 30, 2016, a Convertible Note holder converted a $25,000 Convertible note and $6,111 of accrued interest into 4,906,565 shares of the Company's common stock.
During the year ended September 30, 2016, the Company recorded a debt discount of $25,000 accounted for as a derivative liability.

During the year ended September 30, 2015, the CEO of the Company cancelled 2,000,000,000 shares pf the Company's common stock held by him in exchange for a new employment agreement and 200,000 shares of Series C Preferred Stock.

During theyear ended September 30, 2015, the Company issued 25,000,000 shares of the Company's common stock to Collabria LLC in exchange for a 5 year licensing agreement valued at $2,000,000.
During the year ended September 30, 2015, the Company issued 670,904 shares of Series D Preferred stock in exchange for forgiveness of debt and accrued expenses of $335,452.
During the year ended September 30, 2015, a shareholder converted 433,250 shares of Series A Convertible Preferred stock into 43,325,000 shares of common stock.
During the year ended September 30, 2015, a Convertible Note holder converted a $38,000 Convertible note and $1,520 of accrued interest into 1,432,859 shares of the Company's common stock.

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid- in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2014	474,000	$ 5	1	-	2,370,655	24	-	-	-	-	2,124,900,908	$ 21,249	$ 11,208,314	$ (12,021,150)*	$ (791,558)

Shares issued for cash	-	-	-	-	-	-	-	-	-	-	2,716,500	27	37,963	-	37,990

Common shares in exchange for conversion of Preferred A	(433,250)	(5)	-	-	-	-	-	-	-	-	43,325,000	433	(428)	-	-

Shares issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	1,432,859	15	39,505	-	39,520

Shares issued and cancelled for new employment agreement	-	-	-	-	200,000	2	-	-	-	-	(2,000,000,000)	(20,000)	19,998	-	-

Shares issued for amended licensing agreement	-	-	-	-	-	-	-	-	-	-	25,000,000	250	1,999,750	-	2,000,000

Series D Preferred shares issued for cancellation of debt, accrued	-	-	-	-	-	-	670,904	7	-	-	-	-	825,205	-	825,212
interest and accrued dividends and recognize loss on issuance	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

To recognize discounts on convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	58,517	-	58,517

Net (loss) for the year ended September 30, 2015	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,053,767)	(2,053,767)

BALANCE AT SEPTEMBER 30, 2015	40,750	$ -	1	-	2,570,655	26	670,904	$ 7	$ -	-	197,375,267	$ 1,974	$ 14,188,824	$(14,074,917)	$ 115,914

Shares cancelled in exchange for refund	-	-	-	-	-	-	-	-	-	-	(16,500)	-	(990)	-	(990)

Series C Preferred converted to common stock	-	-	-	-	(7,280)	(0)	-	-	-	-	36,400	-	-	-	-

Shares issued for cash	-	-	-	-					-	-	250,000	2	4,998	-	5,000

Shares issued for conversion of convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	5,754,023	58	41,053	-	41,111

Shares issued for conversion of note payable stockholder	-	-	-	-	-	-	-	-	-	-	500,000	5	9,995	-	10,000

Reclassification of derivative laibility associated with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	55,362	-	55,362

Net (loss) for the year ended September 30, 2016	-	-	-	-	-	-	-	-	-	-	-	-	-	(577,603)	(577,603)

BALANCE AT SEPTEMBER 30, 2016	40,750	$ -	1	$ -	2,563,375	$ 26	670,904	$ 7	$ -	-	203,899,190	$ 2,039	$ 14,299,242	$ (14,652,520)	$ (351,206)

* Prior period amounts have been revised to reflect an immaterial adjustment of accrued expense differences and stockholder's equity (deficit) (see Summary of Significant Accounting Policies - Adjustment of Prior Period Balances)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

The Company’s two operating subsidiaries are Voiceinterop, Inc. and ReadyOp Communications, Inc.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of Cleartronic, Inc. and its subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the reporting period. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant estimates include the assumptions used in valuation of, equity transactions, valuation of fair value of derivative liability, valuation of deferred tax assets, estimated useful life of licensing agreement, valuation of inventory and allowance for doubtful account.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2016 and 2015.

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

The Company provided $2,000 and $0 allowances for doubtful accounts for the years ended September 30, 2016 and 2015, respectively.

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

The Company evaluates licensing rights for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. As of September 30, 2016, management determined that sales of ReadyOp products had failed to meet the projected revenue targets and that the carrying value of the license agreement exceeded the fair value. Accordingly management revised the estimate of undiscounted future cash flows expected to be generated by the licensing agreement and incurred an impairment loss of $253,000 and $1,167,000 for the years ended September 30, 2016 and 2015, respectively.

The company recorded $139,668 and $200,000 in amortization expense prior to the impairment recognition for the years ended September 30, 2016 and 2015, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At September 30, 2016 and 2015, the Company had no cash balances above the FDIC-insured limit, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2016 and 2015, the Company had $14,636 and $3,907, respectively, in research and development costs.

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

As of September 30, 2016 and 2015, we had outstanding options and warrants exercisable for an aggregate of 0 and 167 shares of common stock, respectively.  As of September 30, 2016 and 2015, we had 40,750 shares of Series A Convertible Preferred stock outstanding convertible into 4,750,000 common shares.  As of September 30, 2016 and 2015, we had 2,563,375 and 2,570,655 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 and 12,853,275 shares of common stock, respectively. As of September 30, 2016 and 2015, we had 670,904 shares of Series D Convertible Preferred stock outstanding which are convertible into 6,709,040  shares of common stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company purchases completed circuit boards at a price that includes component parts and assembly charges. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and the Company recorded no reserve for obsolete inventory for the years ended September 30, 2016 and 2015.

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

As of September 30, 2016 and 2015 all property and equipment had been fully depreciated.

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

The Company is required to recognize measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest as a result of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2015, 2014 and 2013 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2016 and 2015 there were no derivative liabilities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $4,275 during the year ended September 30, 2016 and $987 during the year ended September 30, 2015.

ADJUSTMENT OF PRIOR PERIOD BALANCES

The Company revised its consolidated balance sheet as of October 1, 2014 by recording a reduction in accrued expense of $80,000 and a resulting offset decreasing the Company’s accumulated deficit since the effect of the correction relates to years prior to 2015. The consolidated balance sheets for September 30, 2016 and 2015 presented in the accompanying consolidated financial statements reflect this change. The result of this correction did not affect the Company’s consolidated statements of operations or cash flows for the years ended September 30, 2016 and 2015. Management made the revisions to the accompanying consolidated financial statements because recording the correction in 2016 would have been material to the consolidated statement of operations for the year ended September 30, 2016.

RECLASSIFCATION

Certain reclassifications have been made to the prior year’s data to conform to current year presentation. These reclassifications had no effect on net income (loss).

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “ .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 3 -GOING CONCERN

During the years ended September 30, 2016 and 2015, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $460,000 for the year ended September 30, 2016 and had working capital deficit of approximately $465,000 for the year ended September 30, 2016. The Company also had an accumulated deficit of approximately $14,653,000 and a stockholders’ deficit of approximately $351,000 at September 30, 2016.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2016 and 2015 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2016, the Company has an adjusted net operating loss carryforward of approximately $12,118,000 that expire through 2032. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets at September 30, 2016 and 2015, respectively are as follows:

	2016	2015

Amortization and impairment of licensing agreement	$582,500	$507,000
Allowance for doubtful account	750	-
Net operating loss carryforward	4,560,033	4,621,000
Net deferred income tax asset	5,143,283	5,128,000
Less: valuation allowance	(5,143,283)	(5,128,000)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2016	2015

Federal statutory income tax rate	32.13%	32.13%
State taxes, net of federal benefit	5.5%	5.5%
Effective rate for deferred tax asset	37.63%	37.63%
Less: Valuation allowance	(37.63%)	(37.63%)
Effective income tax rate	0.0%	0.0%

Management has determined that it is more likely than not that the Company will not use the NOL carryforward and has 100% of valuation allowance against the deferred asset. The reserve is based on historical experience of the Company’s operations as it has not recognized net income in its current incarnation and there is no indication of any events or conditions that would show that trend will not continue due to the Company’s current expectation of expense requirements.

NOTE 5 -NOTES PAYABLE – STOCKHOLDERS

As of September 30, 2016 and 2015, the Company has unsecured notes payable to stockholders totaling $132,676 and $95,001, respectively. These notes range in interest from 8% to 15% which are payable quarterly. All of these notes mature December 31, 2017.

During the year ended September 30, 2016, the Company issued an unsecured 8% promissory note to a stockholder, officer and director for $50,000

Interest expense on notes payable – stockholders was $14,907 and $12,724 for the years ended September 30, 2016 and 2015, respectively.

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

In June 2015, the convertible note holder converted the $38,000 December 2014 note of $38,000 in principal and $1,520 in accrued interest into 1,432,859 shares of common stock. Upon conversion, the remaining discount on the notes payable was recognized as interest totaling $15,287.

On November 23, 2015, a convertible note holder converted $10,000 in principal of the $43,000 May 2015 note into 847,458 shares of common stock. On November 27, 2015 the Company repaid the remaining balance of the convertible note along with accrued interest and penalties for a total amount of $47,975. The remaining discount on the convertible note payable was recognized as interest totaling $13,779.

In December 2015, the Company entered into a Convertible Promissory Note with a private investor in the principal sum of $150,000. The note matures on December 6, 2017 and carries a 10% Original Issue Discount and incurs a one-time 12% interest charge on March 6, 2016. The principal sum due to the investor shall be based on the consideration actually paid by the investor plus a 10% original issue discount on the consideration paid as well as any other interest or fees. The Company is only required to repay the amount funded and is not required to repay any unfunded portion of the note. The Company received $22,500, less $2,500 of original issuance discount pursuant to the terms of this convertible note. The note is convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (60% multiplied by the market price) that is equal to the average of the lowest trading  price of the Common Stock during the twenty five (25) trading days prior to the date of conversion (ii) the investor has the right, at any time after 180 days after principal consideration has been paid to convert all or part of the outstanding principal along with interest and any fees into the Company’s common stock. The Company may repay the note at any time on or before 90 days from the effective date, after which the Company may not make further payments on the Note prior to the maturity date without written approval from the investor. On the issuance date, the fair value of derivative liability was $62,359. The Company recorded a debt discount of $25,000 and encountered a day-one derivative loss of $37,359.

In February 2016, the Company and noteholder agreed to amend the conversion price. In accordance with the amended convertible promissory note, the note is convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (60% multiplied by the market price) that is equal to the average of the lowest trading  price of the Common Stock during the twenty five (25) trading days prior to the date of conversion or (ii) the fixed conversion price of $.00005 (iii) the investor has the right, at any time after 180 days after principal consideration has been paid to convert all or part of the outstanding principal along with interest and any fees into the Company’s common stock. Upon amendment, the Company determined that this convertible note is now considered as a conventional convertible debt and recorded a gain of $6,997 in the change of fair value of derivative liability. The Company reclassified the fair value of $55,362 to equity on the amendment date. In June, August and September 2016, the noteholder converted $25,000 in principal and $6,111 in accrued interest into 4,906,565 shares of common stock. Accordingly, the Company recognized $25,000 of interest expense for the debt discount and $2,500 of interest expense for the original issue discount.

NOTE 7 -EQUITY TRANSACTIONS

Preferred Stock

In June 2010, the Board of Directors voted to amend the Company’s Articles of Incorporation in order to authorize the issuance of 200 million shares of Preferred Stock with a par value of $0.00001 per share. Concurrently, the Board designated the preferred stock as Series A Convertible Preferred Stock. Among other things, the Certificate of Designation of Series A Convertible Preferred (i) authorizes 1,250,000 shares of the Corporation’s preferred stock to be designated “Series A Convertible Preferred Stock (ii) is convertible into the Company's common stock after two years at a conversion price of $0.01 per share at the holder's option (iii) each holder of Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly in either cash or equivalent shares of common stock at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis.

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

In October 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series E Convertible Preferred Stock setting forth the rights and preferences of the Series E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series E Preferred (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series E Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series E Preferred Stock; (iii) provides that each share of Series E Preferred Stock shall be one hundred votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $1.00 per share; (vii) entitles the holder of the Series E Preferred Stock to receive dividends when, as and if declared by the Board of Directors.

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

Dividends payable on Series A Convertible Preferred Stock of approximately $3,286 and $3,372 are included in Accrued Expenses as of September 30, 2016 and 2015, respectively.

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

In May and June 2015, the Company issued 216,500 shares of common stock to two shareholders for $12,990 in cash.

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 in cash.

In May 2016, an investor cancelled a subscription agreement to purchase 16,500 shares of common stock for $990.

Common Stock Issued for Conversion of Notes and Note Payable

During the year ended September 30, 2016, a Convertible Note holder converted a $10,000 in principal of a Convertible note into 847,458 shares of the Company's common stock.

During the year ended September 30, 2016, a shareholder, officer and director converted $10,000 of a Note Payable into 500,000 shares of common stock.

During the year ended September 30, 2016 a Convertible Note holder converted a $25,000 Convertible note and $6,111 of accrued interest into 4,906,565 shares of common stock.

During the year ended September 30, 2015, a Convertible Note holder converted a $38,000 Convertible note and $1,520 of accrued interest into 1,432,859 shares of common stock.

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

The following table summarizes information about stock options outstanding at September 30, 2016 and 2015:

Stock Options
	Options	Wtd. Avg. Exercise Price
Outstanding at September 30, 2014 Granted/Issued Exercised Expired/Canceled	167 -- -- --	$90.00 -- -- --
Outstanding at September 30, 2015	167	$90.00
Granted/Issued	--	--
Exercised	--	--
Expired/Cancelled	(167)	($90.00)
Outstanding at September, 30 2016	--	--

In October 2010, the 2005 Incentive Equity Plan expired. During the year ended September 30, 2016, the Company granted no options, no options were exercised and 167 options expired or were cancelled.

No outstanding options were held by officers as of September 30, 2016, and September 30, 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,200. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2018.

Future lease commitments are as follows for the years ended September 30:

2016

6,400

2017

41,880

2018

43,560

2019

7,260

$99,100

Rental expense incurred during the years ended September 30, 2016 and 2015 was $42,454 and $43,673, respectively.

MAJOR CUSTOMERS

No customer accounted for more than 10% of the Company’s revenues for the year ended September 30, 2016. Approximately 38% of the Company's revenues for the year ended September 30, 2015 were derived from 3 customers.  For the year ended September 30, 2016 two customers accounted for approximately 78% of the Company’s total outstanding accounts receivable. For the year ended September 30, 2015, three customers accounted for approximately 80% of the Company’s total outstanding accounts receivable.

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

Employment Agreements

Under the terms of an employment agreement effective on November 28, 2016, Mr. Moore as CEO receives an annual salary of $200,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.

Under the terms of an employment agreement effective on March 13, 2015, Mr. Reid as CFO receives an annual salary of $96,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.

NOTE 9 – RELATED PARTY TRANACTIONS

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

As of September 30, 2016 and 2015, the Company has unsecured notes payable to stockholders totaling $132,676 and $95,001, respectively. These notes range in interest from 8% to 15% which are payable quarterly. All of these notes mature December 31, 2017.

During the year ended September 30, 2016, the Company issued an unsecured 8% promissory note to a stockholder, officer and director for $50,000

During the year ended September 30, 2016, a shareholder, officer and director converted $10,000 of a Note Payable into 500,000 shares of common stock

Under the terms of an employment agreement effective on November 28, 2016, Mr. Moore as CEO receives an annual salary of $200,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.

Under the terms of an employment agreement effective on March 13, 2015, Mr. Reid as CFO receives an annual salary of $96,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.

NOTE 10 - SUBSEQUENT EVENTS

In October 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series E Convertible Preferred Stock setting forth the rights and preferences of the Series E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series E Preferred (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series E Convertible Preferred Stock”; (ii) grants conversion rights to the holders of the Series E Preferred Stock; (iii) provides that each share of Series E Preferred Stock shall be ten votes for any election or other vote placed before the shareholders of the Corporation; (iv) provides for anti-dilutive rights; (v) provides for liquidation rights; (vi) establishes the initial price at $1.00 per share; (vii) entitles the holder of the Series C Preferred Stock to receive dividends when, as and if declared by the Board of Directors.

In November 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series A and Series E Convertible Preferred Stock setting forth the rights and preferences of the Series A and E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series A Preferred (i) provides for liquidation rights. Among other things, the Certificate of Designation of the Series E Preferred Stock; (i) provides that each share of Series E Preferred Stock shall be one hundred votes for any election or other vote placed before the shareholders of the Corporation.

In November 2016, the Board of Directors voted to appoint Richard Martin to the Board of Directors and appointed Mr. Martin as Chairman of the Board of Directors.

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of the registrant’s Series E Convertible Preferred stock to Collabria. Shares of the Series E Convertible Preferred have the following conversion rights and provisions: After a period of two (2) years following the date of issuance, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.

In November 2016, the Company entered into a subscription agreement with a director whereby the director purchased 525,746 shares of Series A Convertible Preferred stock for $262,873 in cash.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder

In December 2016, the Board of Directors issued options to purchase Series E Convertible Preferred stock to Richard Martin and Marc Moore in the amount of 500,000 shares each at a strike price of $2.00 per share.

In December 2016, the Board of Directors accepted the resignation of Larry M. Reid as Chief Executive Officer of the corporation and appointed Mr. Reid as Chief Financial Officer. The Board also appointed Marc Moore as Chief Executive Officer.

The Company entered into an employment with Mr. Moore on December 20, 2016 with an effective date of November 28, 2016 The agreement provides a base salary of $16,667 per month. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.

In December 2016, three shareholders extended notes payable to them by the Company from December 31, 2016 to December 31, 2017.