Form 10-Q
period 2016-12-31
Cleartronic, Inc.
filed 2017-02-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 203,899,190 shares as of February 14, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2016	2016
	(unaudited)
Current assets:
Cash	$ 220,438	$ 3,103
Accounts receivable, net	12,019	24,000
Inventory	10,267	9,585
Prepaid expenses and other current assets	7,012	16,115

Total current assets	249,736	52,803

Other assets:
Other assets	8,656	8,656
Licensing agreement (net of amortization)	-	240,332
Collabria customer base (net of amortization)	92,613	-
ReadyOp software platform (net of amortization)	190,167	-

Total other assets	291,436	248,988

Total assets	$ 541,172	$ 301,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 436,254	$ 434,360
Accrued expenses	54,400	35,347
Deferred revenue, current portion	93,248	47,652
Notes payable - stockholders	118,006	-

Total current liabilities	701,908	517,359

Long Term Liabilities
Notes payable - stockholders	-	132,676
Deferred revenue, net of current portion	2,495	2,962

Total long term liabilities	2,495	135,638

Total liabilities	704,403	652,997

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	6	-
566,496 and 40,750 shares issued and outstanding, respectively.		-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 shares issued and outstanding	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and no shares issued or outstanding, respectively.	30	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 shares issued and outstanding, respectively.	2,039	2,039
Additional paid-in capital	14,854,319	14,299,242
Accumulated Deficit	(15,019,658)	(14,652,520)

Total stockholders' deficit	(163,231)	(351,206)

Total liabilities and stockholders' deficit	$ 541,172	$ 301,791

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2016	2015

Revenue	$ 100,000	$ 90,994

Cost of Revenue	37,522	40,380

Gross Profit	62,478	50,613

Operating Expenses:
Selling expenses	37,216	13,312
Administrative expenses	118,730	52,230
Amortization and depreciation	249,792	35,167
Research and development	18,700	-

Total Operating Expenses	424,438	100,709

Loss from operations	(361,960)	(50,096)

Other Income (Expense)
Interest and other expenses	(5,178)	(37,514)
Total Other Income (Expense)	(5,178)	(37,514)

Net loss	(367,138)	(87,610)

Preferred stock dividends
Series A Preferred	(4,394)	-
Total preferred stock dividends	(4,394)	-

Net loss attributable to common stockholders	$ (371,532)	$ (87,610)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic and diluted	203,899,190	197,619,926

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2016	2015

Net Loss	$ (367,138)	$ (87,610)

Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Amortization of license agreement	240,332	35,167
Amortization of Collabria client list	4,027	-
Amortization of ReadyOp software platform	5,433	-
Premium on convertible debt	-	2,500
Amortization of debt discount	-	14,631
(Increase) decrease in assets:
Accounts receivable	11,981	61,017
Inventory	(681)	(5,026)
Prepaid expenses and other current assets	9,103	(23,200)
Increase (decrease) in liabilities:
Accounts payable	1,893	(36,732)
Accrued expenses	19,383	(6,190)
Deferred revenue	45,129	8,235

Net Cash Used in Operating Activities	(30,538)	(37,208)

Cash Flows From Financing Activities:
Proceeds from note payable	-	50,000
Principal payments on notes payable	(15,000)	(36,581)
Proceeds from issuance of common stock	-	5,000
Proceeds from issuance of Convertible Preferred stock	262,873	-
Proceeds from convertible note payable	-	25,000

Net Cash Provided by Financing Activities	247,873	43,419

Net Increase in Cash	217,335	6,211

Cash - Beginning of Period	3,103	6,156

Cash - End of Period	$ 220,438	$ 12,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,214	$ 1,193
Cash paid for taxes	$ -	$ -

NON-CASH FINANCING ACTIVITY
During the three months ended December 31, 2016, the Company acquired the ReadyOp platform and
Collabria's client list from Collabria, LLC in exchange for 3,000,000 shares of Series E Convertible
Preferred stock with a fair value of $292,240.
During the three months ended December 31, 2015, a convertible noteholder converted $10,000 in principal of a convertible note payable into 847,458 shares of the Company's common stock.
During the three months ended December 31, 2015, two shareholders converted 7,280 shares of Series C
Preferred stock into 36,400 shares of the Company's common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(Unaudited)

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

In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. The Company’s two operating subsidiaries are VoiceInterop, Inc. and ReadyOp Communications, Inc.

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”) and acquired all of the intellectual property related to Collabria’s command and control software, trade-named ReadyOp. In addition the Company acquired Collabria’s client list. In exchange for these assets the Company issued Collabria 3,000,000 restricted shares of the Company’s Series E Convertible Preferred stock. The Company assumed none of Collabria’s liabilities.

NOTE 2   -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at December 31, 2016 and September 30, 2016.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $2,000 and $2,000 allowances for doubtful accounts as of December 31, 2016 and September 30, 2016, respectively.

LICENSING AGREEMENT

In November 2016, the Company cancelled its Licensing Agreement with Collabria, LLC. As a result of this cancellation the Company amortized the remaining balance of the licensing agreement in the amount of $240,332 for the three months ended December 31, 2016.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month period ended December 31, 2016 was $5,433. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for three month period ended December 31, 2016 was $4,027.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ended December 31, 2016 and 2015 the Company had $18,700 and $0 in research and development costs from continuing operations in each period, respectively.

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

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. For certain software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable. Upon acquisition of the ReadyOp software platform, the Company changed its revenue recognition for ReadyOp software. For ReadyOp software the Company currently defers the license fee on issuance of the license and recognizes the revenue over the term of the agreement. This was due to the fact that the software license comes with customer support. The Company now provides support to customers which was previously provided by Collabria LLC. Royalties paid to software vendors are categorized as Cost of Goods Sold.

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

As of December 31, 2016 and 2015, we had no options and warrants outstanding.  As of December 31, 2016 and 2015, the Company had 566,496 and 40,750 shares of Series A Convertible Preferred stock outstanding. As of December 31, 2016 and 2015, 40,750 shares of Series A Convertible Preferred stock outstanding are convertible into 4,075,000 shares of common stock.  525,476 shares of Series A Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of December 31, 2016 and 2015, we had 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 shares of common stock, respectively. As of December 31, 2016 and 2015, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of December 31, 2016 and 2015, we had 3,000,000 and -0- shares of Series E Convertible Preferred stock outstanding. As of December 31, 2016 and 2015, no shares of Series E Convertible Preferred stock outstanding are convertible into shares of common stock. 3,000,000 shares of restricted Series E Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferredrevenue. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheet approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the interim condensed consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 as of December 31, 2016 and September 30, 2016, respectively.

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

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, theinstrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $868 during the three months ended December 31, 2016, and $1,848 during the three months ended December 31, 2015.

NOTE 3   -

GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the Asset Purchase Agreement with Collabria will allow the Company to generate additional income from the sale of ReadyOp software and will assist in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

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

NOTES PAYABLE TO STOCKHOLDERS

As of December 31, 2016 and September 30, 2016, the Company has unsecured notes payable to stockholders totaling $118,006 and $132,676, respectively. These notes range in interest from 8% to 15% which are payable quarterly. All the notes mature December 31, 2017. In November 2015, the Company entered into a promissory note for $50,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder.

Interest expense on the notes payable to stockholders was $3,436 and $3,137 for the three months ended December 31, 2016 and 2015, respectively.

NOTE 5 -

EQUITY TRANSACTIONS

Common stock issued for conversion of preferred stock

In December 2015, two shareholders converted 7,280 shares of Series C Convertible Preferred stock into 36,400 shares of common stock.

Common stock issued for cash

In December 2015, a shareholder purchased 250,000 shares of common stock for $5,000 in cash.

Preferred stock issued for cash

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

Preferred stock dividends

The Company recorded arrearages of $4,394 in its 8% Series A Convertible Preferred Stock dividends for the three month period ended December 31, 2016.

Preferred stock issued for acquisition of assets

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of restricted Series E Convertible Preferred stock to Collabria with a fair value of $292,240.

Amendment to the Articles of Incorporation

In November 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series A and Series E Convertible Preferred Stock setting forth the rights and preferences of the Series A and E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series A Preferred (i) provides for liquidation rights. Among other things, the Certificate of Designation of the Series E Preferred Stock; (i) provides that each share of Series E Preferred Stock shall be one hundred votes for any election or other vote placed before the shareholders of the Corporation; (ii) after a period of two (2) years following the date of issuance, each of (1) share of the Series E shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.

NOTE 6 -

RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $10,839 and $10,393 for the three months ended December 31, 2016 and 2015, respectively.

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

In November 2015, the Company entered into a promissory note for $50,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017.

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder.

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”) and acquired all of the intellectual property related to Collabria’s command and control software, trade-named ReadyOp. In addition the Company acquired Collabria’s client list. In exchange for these assets the Company issued Collabria 3,000,000 shares of the Company’s restricted Series E Convertible Preferred stock with a fair value of $292,240. The Company assumed none of Collabria’s liabilities.

NOTE 7 -    COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,200. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2018.

Rent expense incurred during the three months ended December 31, 2016 and 2015 was $10,839 and $10,393, respectively.

Revenue and Accounts Receivable Concentration

Approximately 38% and 52% of the Company's revenues for the three months ended December 31, 2016 and 2015 were derived from 4 and 5 customers, respectively.  As of December 31, 2016 two customers accounted for approximately 83% of the Company’s total outstanding accounts receivable. As of December 31, 2015, two customers accounted for approximately 81% of the Company’s total outstanding accounts receivable.

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

Under the terms of an employment agreement effective on March 13, 2015, Mr. Reid as CFO receives an annual salary of $96,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew andcontinue in effect for additional one-year periods.

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

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp™ (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of the registrant’s Series E Convertible Preferred stock to Collabria. Shares of the Series E Convertible Preferred have the following conversion rights and provisions: After a period of two (2) years following the date of issuance, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.  As a result of this Agreement the Licensing Agreement between Collabria and the Company was cancelled effective November 30, 2016. The ReadyOp software will be marketed, sold and supported through the Company’s subsidiary ReadyOp Communications, Inc.

Results of Operations – Three Months Ended December 31, 2016 and 2015

Revenues

Revenues increased approximately 10% to $100,000 for the three months ended December 31, 2016 as compared to $90,994 for the three months ended December 31, 2015. This increase was due to the additional revenue generated by our subsidiary ReadyOp Communications, Inc. Sales of ReadyOp software and hardware amounted to approximately $43,316 for the three months ended December 31, 2016 compared with $27,000 in the same period in 2015. This increase was due to a 20% increase in sales of ReadyOp software from $20,000 to $23,917 and a 177% increase in sales of ReadyOp hardware from $7,000 to $19,400 for the three months ended December 31, 2015 and 2016, respectively. Sales of AudioMate AM360IP gateways and other hardware increased approximately 7% to $33,534 from $31,449 for the three months ended December 31, 2016 and 2015, respectively. Total revenue for VoiceInterop declined approximately 11% to $56,684 for the three months ended December 31, 2016 as compared to $63,994 for the three months ended December 31, 2015. This decrease was primarily due to the absence of unified group communications solution installations resulting in a decline in the sales of third party hardware from $15,081 in the period ended December 31, 2015 to $957 for the period ended December 31, 2016.

Cost of Revenues

Cost of revenues was $37,522 for the three months ended December 31, 2016 as compared to $40,380 for the three months ended December 31, 2015, a decrease of approximately 7%. The decrease was primarily due to a decrease in third party equipment costs from $13,079 in the period ended December 31, 2015 to $0.00 in the period ended December 31, 2016, partially offset by a 29% increase in costs associated with AM360 IP Gateways from $23,473 to $30,385 for the periods ended December 31, 2015 and 2016, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 were $424,438 compared to $100,709 for the three months ended December 31, 2015, an increase of approximately 321%. The increase was primarily due to the amortization expense of $240,332 associated with cancelling the Collabria licensing agreement. Selling expenses increased approximately 180% to $37,216 in the three months ended December 31, 2016 from $13,312 in the same period in 2015. This increase was primarily due to ReadyOp sales commissions and royalties. Administrative expenses increased approximately 127% to $118,730 in the three months ended December 31, 2016 from $52,230 in the same period in 2015. This increase was primarily due to increased wages for three new employees along with payroll administration expenses.

Loss from Operations

Loss from operations for the three months ended December 31, 2016 was $361,960 compared to a loss of $50,096 for the three months ended December 31, 2015. The increase in loss from operations in 2016 versus 2015 was primarily due to an increase in amortization expense associated with cancellation of the Collabria licensing agreement.  Gross margins were approximately 62% for the three months ended December 31, 2016 as compared to 55% for the three months ended December 31, 2015. The increase was primarily due to the higher margins generated from sales of ReadyOp software and decreased hardware costs as a result of lower manufacturing costs due to higher volume of production of AM360 IP gateways.

Other Income (Expenses)

Other expenses decreased to $5.178 during the three months ended December 31, 2016 compared with $37,514 for the three months ended December 31, 2015.  Interest and factor fees  decreased approximately 86% to $5,178 for the three months ended December 31, 2016 as compared with interest and factor fees  of $37,514 in the three months ended December 31, 2015, primarily due to prepayment penalties, discounts and accrued interest paid on a convertible note that was repaid in November 2015.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $371,532 for the three months ended December 31, 2016 compared to a net loss of $87,610 for the three months ended December 31, 2015. Net loss per common share was $0.00 and $0.00 for the three months ended December 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $30,538 for the three month ended December 31, 2016 compared to $37,208 for the three months ended December 31, 2015. This decrease was mainly attributable to the increase in amortization and prepaid expenses and an increase in accrued expenses and deferred revenue.

Net cash provided by financing activities was $247,873 for the three months ended December 31, 2016 compared to $43,419 for the three months ended December 31, 2015. This increase was primarily due to increased proceeds from the sale of Preferred stock.

A recent investment in our Preferred stock has given us the ability to operate short term without the need to raise additional capital. We will continue to make a concentrated effort to restructure the company through the issuance of Preferred stock in exchange for cancellation of debt and issuance of stock in lieu of cash paid for services. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

The costs to operate our current business are approximately $60,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $120,000 per month. Accordingly, in the absence of revenues, we will need to secure $60,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $720,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

Critical Accounting Estimates

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2016 for information regarding our critical accounting estimates

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2016 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2016, the Company acquired the ReadyOp software platform and the client list from Collabria LLC in exchange for 3,000,000 shares of the Company’s Series E preferred stock with a fair value of $292,240.

In November 2016, an investor and director purchased 525,746 shares of Series A 8% Convertible Preferred stock for $262,873 in cash. The cash will be used for general working capital purposes.

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

101 XBRL Exhibts

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
3.9 3.10 3.11 3.12

Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)

Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)

Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)

Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101	XBRL Exhibts *

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

CLEARTRONIC, INC.

Date: February 14, 2017	By:	/s/Michael M. Moore
Michael M. Moore Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, Michael M. Moore, certify that:

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

Date: February 14, 2017

/s/Michael M. Moore

Michael M. Moore, Chief Executive Officer

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

Date: February 14, 2017

/s/Larry M/ Reid

Larry M. Reid, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2017
	By	/s/ Michael M. Moore
Chief Executive Officer

By: /s/ Larry M. Reid
Chief Financial Officer