Form 10-Q
period 2017-03-31
Cleartronic, Inc.
filed 2017-05-15
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ____

Accelerated filer ____

Non-accelerated filer ____

 Smaller reporting company _X_

Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No _X_

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   203,899,190 shares as of May 15, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2017	2016
	(unaudited)
Current assets:
Cash	$ 68,718	$ 3,103
Accounts receivable, net	60,565	24,000
Inventory	11,311	9,585
Prepaid expenses and other current assets	16,115	16,115

Total current assets	156,709	52,803

Other assets:
Other assets	8,656	8,656
Licensing agreement (net of amortization)	-	240,332
ReadyOp software platform (net of amortization)	173,868	-
ReadyOp customer list (net of amortization)	80,532	-

Total other assets	263,056	248,988

Total assets	$ 419,765	$ 301,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 428,165	$ 434,360
Accrued expenses	34,119	35,347
Deferred revenue, current portion	178,327	47,652
Notes payable - stockholders	118,006	-

Total current liabilities	758,617	517,359

Long Term Liabilities
Notes payable - stockholders	-	132,676
Deferred revenue, net of current portion	67,860	2,962

Total long term liabilities	67,860	135,638

Total liabilities	826,477	652,997

Commitments and Contingencies (See Note 7)

Stockholders' deficit:

Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	6
566,496 and 40,750 shares issued and outstanding, respectively.		-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 shares issued and outstanding	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and no shares issued or outstanding, respectively.	30	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 shares issued and outstanding, respectively.	2,039	2,039
Additional paid-in capital	14,854,320	14,299,242
Accumulated Deficit	(15,263,140)	(14,652,520)

Total stockholders' deficit	(406,712)	(351,206)

Total liabilities and stockholders' deficit	$ 419,765	$ 301,791

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenue	$ 87,155	$ 188,398	$ 187,155	$ 279,392

Cost of Revenue	53,672	65,665	91,194	106,046

Gross Profit	33,483	122,733	95,961	173,346

Operating Expenses:
Selling expenses	23,949	32,109	61,165	45,421
Administrative expenses	192,370	99,509	311,100	151,739
Amortization	28,380	35,167	278,172	70,334
Research and development	28,514	-	47,214	-

Total Operating Expenses	273,213	166,785	697,651	267,494

Loss from operations	(239,730)	(44,052)	(601,690)	(94,148)

Other Income (Expense)
Interest and other expense	(3,752)	(11,053)	(8,930)	(48,567)

Total Other Expenses	(3,752)	(11,053)	(8,930)	(48,567)

Net loss	(243,482)	(55,105)	(610,620)	(142,715)

Preferred stock dividends Series A Preferred	(11,175)	-	(15,569)	-

Total preferred stock dividends	(11,175)	-	(15,569)	-

Net loss attributal to common stockholders	$ (254,657)	$ (55,105)	$ (626,189)	$ (142,175)

Loss per Common Share -basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average of Shares Outstanding -
basic and diluted	203,899,190	198,509,125	203,899,190	198,127,792

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2017	March 31, 2016

NET LOSS	$ (610,620)	$ (142,715)

Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Amortization of license agreement	240,332	70,334
Amortization of ReadyOp software platform	21,732	-
Amortization of ReadyOp customer list	16,108	-
Premium on convertible debt	-	2,500
Amortization of debt discount	-	17,168
(Increase) decrease in assets:
Accounts receivable	(36,565)	58,211
Inventory	(1,726)	(15,406)
Prepaid expenses and other current assets		(18,192)
Increase (decrease) in liabilities:
Accounts payable	(6,193)	(571)
Accrued expenses	(898)	(9,522)
Deferred revenue	195,572	6,948

Net Cash Used in Operating Activities	(182,258)	(31,245)

Cash Flows From Financing Activities
Proceeds from note payable	-	50,000
Repayment of notes payable-stockholders	(15,000)	-
Repayment of notes payable	-	(36,369)
Proceeds from issuance of common stock	-	5,000
Proceeds from issuance of Convertible Preferred stock	262,873	-
Proceeds from convertible note payable	-	25,000

Net Cash Provided by Financing Activities	247,873	43,631

Net Increase In Cash	65,615	12,386

Cash - Beginning of Period	3,103	6,156

Cash - End of Period	$ 68,718	$ 18,542

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 7,001	$ 1,193
Cash paid for taxes	$ -	$ -

NONCASH FINANCING ACTIVITY:

During the six months ended March 31, 2017, the Company acquired the ReadyOp software platform and
Collabria's client list from Collabria, LLC in exchange for 3,000,000 shares of Series E Convertible
Preferred stock with a fair value of $292,240.
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

March 31, 2017

(unaudited)

NOTE 1-ORGANIZATION

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at March 31, 2017 and September 30, 2016.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $2,000 and $2,000 allowances for doubtful accounts as of March 31, 2017 and September 30, 2016, respectively.

LICENSING AGREEMENT

In November 2016, the Company cancelled its Licensing Agreement with Collabria, LLC. As a result of this cancellation the Company amortized the remaining balance of the licensing agreement in the amount of $240,332 for the six months ended March 31, 2017.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three and six month period ended March 31, 2017 was $16,299 and $21,732, respectively. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for three and six month period ended March 31, 2017 was $12,081 and $16,108, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ended March 31, 2017 and 2016 the Company had $28,514 and $0 in research and development costs from continuing operations in each period, respectively.

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

As of March 31, 2017 and 2016, we had no options and warrants outstanding.  As of March 31, 2017 and 2016, the Company had 566,496 and 40,750 shares of Series A Convertible Preferred stock outstanding. As of March 31, 2017 and 2016 40,750 shares of Series A Convertible Preferred stock outstanding are convertible into 4,075,000 shares of common stock.  525,476 shares of Series A Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of March 31, 2017 and 2016, we had 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 shares of common stock, respectively. As of March 31, 2017 and 2016, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of March 31, 2017 and 2016, we had 3,000,000 and -0- shares of Series E Convertible Preferred stock outstanding. As of March 31, 2017 and 2016, no shares of Series E Convertible Preferred stock outstanding are convertible into shares of common stock. 3,000,000 shares of restricted Series E Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of March 31, 2017, we had no convertible notes outstanding. There was one convertible note outstanding in the amount of $25,000 on March 31, 2016, which was convertible into shares of common stock at a discount to the current market price of the stock.

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

-

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

-

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

-

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 as of March 31, 2017 and September 30, 2016, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,835 during the three months ended March 31, 2017, and $530 during the three months ended March 31, 2016. For the six months ended March 31, 2017 and 2016, the Company had $2,703 and $2,378 in advertising costs, respectively.

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

NOTE 4 -NOTES PAYABLE TO STOCKHOLDERS

As of March 31, 2017 and September 30,2016, the Company has unsecured notes payable to stockholders totaling $118,006 and $132,676, respectively. These notes range in interest from 8% to 15% which are payable quarterly. All the notes mature December 31, 2017. In November 2015, the Company entered into a promissory note for $50,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder.

Interest expense on the notes payable to stockholders was $3,301 and $5,572 for the three months ended March 31, 2017 and 2016, respectively. Interest expense on the notes payable to stockholders was $6,737 and $23,837 for the six months ended March 31, 2017 and 2016, respectively.

NOTE 5 -EQUITY TRANSACTIONS

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

NOTE 6 -RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,203 and $10,696 for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,200. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2018. The Company also subleases office space for a satellite office in Tampa, Florida for engineering and support staff. The current sublease is month to month and has a base rent of $2,000 per month.

Rent expense incurred during the three months ended March 31, 2017 and 2016 was $11,203 and $10,696, respectively and $26,042 and $21,089 for the six months ended March 31, 2017 and 2016, respectively.

Revenue and Accounts Receivable Concentration

Approximately 15% and 14% of the Company’s revenues for the six months ended March 31, 2017 and 2016 were derived from one customer, respectively. As of March 31, 2017 seven customers accounted for approximately 88% of the Company’s total outstanding accounts receivable. As of March 31, 2016, four customers accounted for approximately 81% of the Company’s total outstanding accounts receivable.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenue

Revenues decreased to $87,155 for the three months ended March 31, 2017 as compared to $188,398 for the three months ended March 31, 2016.   The primary reason for the decrease in revenue was due to new revenue recognition policies implemented in recording sales of ReadyOp software. The Company acquired the ReadyOp platform in November 2016, and is now responsible for providing customer support for the software being used by ReadyOp software customers. Because of this ongoing cost, we can only recognize that portion of the software license sale that was used in any given quarter and the balance of the sale must be deferred over the life of the license. Deferred revenue increased by approximately 400% to $246,187 for the three months ended March 31, 2017 as compared to $49,168 for the three months ended March 31, 2016. Approximately 95% of our licenses sold are for one year terms.  Prior to November 30, 2016, we were able to recognize 100% of a ReadyOp software license sale because we were not responsible for providing customer support.

Revenues from sales of VoiceInterop software, hardware and maintenance agreements decreased to $41,467 during the three month period ended March 31, 2017, compared to sales of $93,108 for the three month period ended March 31, 2016. This decrease in sales was due to no sales of software and hardware projects in the three months ended March 31, 2017. In the three month period ended March 31, 2016 the Company sold two software/hardware projects generating approximately $50,600 in revenue.

Cost of Revenue

Cost of revenues was $53,672 for the three months ended March 31, 2017 as compared to $65,665 for the three months ended March 31, 2016. The decrease was due to a decrease in sales by both VoiceInterop and ReadyOp Communications.  Gross profits were $33,483 and $122,733 for the three months ended March 31, 2017 and 2016, respectively. Gross margins decreased to 38% from 65% for the three months ended March 31, 2017 and 2016, respectively. The primary reason for the decline in gross profit margin is the higher costs associated with ReadyOp software along with higher costs in producing VoiceInterop hardware products.

Operating Expenses

Operating expenses increased approximately 64% to approximately $273,213 for the three months ended March 31, 2017 compared to $166,785 for the three months ended March 31, 2016.  For the three months ended March 31, 2017, selling expenses decreased   to $23,949 from $32,109 for the three months ended March 31, 2016, which was primarily due to decreased commission expenses associated with VoiceInterop sales. General and administrative expenses increased by $92,861 or approximately 93% which was primarily caused by increased payroll expenses associated with the acquisition of the ReadyOp software platform. Research and development expenses were $28,514 for the three months ended March 31, 2017 as compared to $0 for the three months ended March 31, 2016 due to the acquisition of a license to develop a technology patent owned by the University of South Florida Research Foundation.

Loss from Operations

The Company’s net loss from operations increased to $239,730 during the three months ended March 31, 2017 as compared to $44,052 for the three months ended March 31, 2016. The primary reason for the increase was due to the decrease in sales by VoiceInterop and new revenue recognition procedures associated with the sale ReadyOp software licenses.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was  $254,657 for the three months ended March 31, 2017 as compared to a net loss of $55,105 for the three months ended March 31, 2016. Net loss per common share was $0.00 and $0.00 for the three months ending March 31, 2017 and 2016, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2017 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2016

Revenue

Revenues from operations were $187,155 for the six months ended March 31, 2017 as compared to $279,392 for the six months ended March 31, 2016. The decrease was primarily due to no sales of interoperable communication projects by VoiceInterop and new revenue recognition policies associated with the sale of ReadyOp software.

Cost of Revenue

Cost of revenues was $91,194 for the six months ended March 31, 2017, as compared to $106,046 for the six months ended March 31, 2016.  This decrease was primarily due to higher software costs associated with ReadyOp software. Gross profits were $95,961 and $173,346 for the six months ended March 31, 2017 and 2016, respectively.  Gross margins decreased to 51% from 65% for the six months ended March 31, 2017 and 2016, respectively. The decrease in gross profits was primarily due higher costs associated with VoiceInterop hardware products and higher network costs associated with ReadyOp software.

Operating Expenses

Operating expenses for the six months ended March 31, 2017 were $697,651 compared to $267,494 for the six months ended March 31, 2016. The increase was primarily due to a one time charge of $240,332 in an increased amortization expense incurred with the cancellation of the licensing agreement with Collabria LLC for the ReadyOp software product. Research and development expenses and higher payroll costs also contributed to the increase.

Loss from Operations

The Company’s net loss from operations increased to to $601,690 during the six months ended March 31, 2017 as compared to a loss of $94,148 for the six months ended March 31, 2016. The primary reason for this increase was approximately a 160% increase in operating expenses to $697,651 for the six months ended March 31, 2017 compared to $267,494 for the same period in 2016.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $626,189 and $142,715 for the six months ended March 31, 2017 and 2016, respectively. The increase was primarily due to approximately $240,000 in amortization expense associated with the cancelation of the Collabria LLC licensing agreement and approximately $159,000 in increased administration expense. Net loss per common share was $0.00 and $0.00 for the six months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $182,258 for the six months ended March 31, 2017 compared to $31,245 for the six months ended March 31, 2016. This increase was mainly attributable to the larger  net loss of $610,620 for the six months ended March 31, 2017 as compared to $142,715 for the six months ended March 31, 2016 which was partially offset by higher amortization costs and deferred revenue.

Net cash provided by financing activities was $247,873 for the six months ended March 31, 2017 compared to $43,631 for the six months ended March 31, 2016. The increase was primarily due to proceeds received from the issuance of Convertible Preferred stock which was partially  offset by principal payments made on notes payable.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock for cash and for the acquisition of the ReadyOp software platform. We believe that ReadyOp software platform  will put the Company in a better position to cash flow positive.  There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

The costs to operate our current business are approximately $80,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $160,000 per month. Accordingly, in the absence of revenues, we will need to secure $80,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $960,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2016 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a Chief Financial Officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

None

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

CLEARTRONIC, INC.

May 15, 2017

By: /s/Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By: /s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer