Form 10-Q
period 2017-06-30
Cleartronic, Inc.
filed 2017-08-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer ___

 Smaller reporting company X

Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __   No X

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 203,949,190 shares as of August 14, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2017	2016
	(unaudited)
Current assets:
Cash	$ 53,923	$ 3,103
Accounts receivable, net	81,973	24,000
Inventory	22,776	9,585
Prepaid expenses and other current assets	16,115	16,115

Total current assets	174,787	52,803

Other assets:
Other assets	8,656	8,656
Licensing agreement (net of amortization)	-	240,332
ReadyOp software platform (net of amortization)	157,569	-
ReadyOp customer list (net of amortization)	68,451	-

Total other assets	234,676	248,988

Total assets	$ 409,463	$ 301,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 410,734	$ 434,360
Accrued expenses	32,416	35,347
Deferred revenue, current portion	336,412	47,652
Notes payable - stockholders	110,115	-

Total current liabilities	889,677	517,359

Long Term Liabilities
Notes payable - stockholders	-	132,676
Deferred revenue, net of current portion	67,390	2,962

Total long term liabilities	67,390	135,638

Total liabilities	957,067	652,997

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
566,496 and 40,750 shares issued and outstanding, respectively.	6	-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 shares issued and outstanding	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and no shares issued or outstanding, respectively.	30	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 203,899,190 shares issued and outstanding, respectively.	2,039	2,039
Additional paid-in capital	14,854,320	14,299,242
Accumulated Deficit	(15,404,032)	(14,652,520)

Total stockholders' deficit	(547,604)	(351,206)

Total liabilities and stockholders' deficit	$ 409,463	$ 301,791

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$ 161,025	$ 173,931	$ 354,180	$ 453,323

Cost of revenue	43,222	44,484	134,416	150,530

Gross profit	117,803	129,447	219,764	302,793

Operating Expenses:
Selling expenses	94,748	57,385	231,682	102,806
Administrative expenses	113,964	62,919	351,083	214,658
Research and development	21,217	8,636	68,452	8,636
Amortization and depreciation	28,380	35,167	306,552	105,501

Total operating expenses	258,309	164,107	957,769	431,601

Loss from operations	(140,506)	(34,660)	(738,005)	(128,808)

Loss on debt conversion, net	-	(5,000)	-	(19,975)
Interest and other expenses	(4,577)	(23,339)	(13,507)	(56,931)

Net loss	$ (145,083)	$ (62,999)	$ (751,512)	$ (205,714)

Preferred stock dividends Series A Preferred	$ (11,298)	$ -	$ (26,867)	$ -

Net loss attributable to common stockholders	$ (156,381)	$ (62,999)	$ (778,379)	$ (205,714)

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average of shares outstanding:
Basic and diluted	203,899,190	197,661,897	203,899,190	197,672,417

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2017	June 30, 2016

NET LOSS	$ (751,512)	$ (205,714)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license agreement	240,332	105,501
Amortization of ReadyOp software platform	38,033	-
Amortization of ReadyOp customer list	28,187	-
Loss on conversion of debt	-	5,000
Premium on convertible debt	-	2,500
Amortization of debt discount	-	27,839
(Increase) decrease in assets:
Accounts receivable	(57,974)	33,952
Inventory	(13,191)	(8,452)
Prepaid expenses and other current assets	-	(17,173)
Increase (decrease) in liabilities:
Accounts payable	(23,625)	12,518
Accrued expenses	(3,358)	(12,578)
Customer deposits	-	-
Deferred revenue	353,946	11,167

Net Cash Used in Operating Activities	(189,162)	(45,440)

Cash Flows From Financing Activities
Repayment of notes payable stockholders	(22,891)	(35,710)
Cancellation of shares of common stock	-	(990)
Proceeds from issuance of common	-	5,000
Proceeds from issuance of Convertible Preferred stock	262,873	-
Proceeds from convertible notes payable	-	25,000
Proceeds from notes payable - stockholders	-	50,000

Net Cash Provided by Financing Activities	239,982	43,300

Net Increase (Decrease) In Cash	50,820	(2,140)

Cash - Beginning of Period	3,103	6,156

Cash - End of Period	$ 53,923	$ 4,016

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 8,169	$ 3,595
Cash paid for taxes	$ -	$ -

NONCASH FINANCING ACTIVITIES:
During the nine months ended June 30, 2017, the Company acquired the ReadyOp software platform and Collabria's client list from Collabria, LLC in exchange for 3,000,000 shares of Series E Convertible Preferred stock with a fair value of $292,240.
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

June 30, 2017

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at June 30, 2017 and September 30, 2016.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $2,000 and $2,000 allowances for doubtful accounts as of June 30, 2017 and September 30, 2016, respectively.

LICENSING AGREEMENT

In November 2016, the Company cancelled its Licensing Agreement with Collabria, LLC. As a result of this cancellation the Company amortized the remaining balance of the licensing agreement in the amount of $240,332 for the nine months ended June 30, 2017.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three and nine month period ended June 30, 2017 was $16,301 and $38,033, respectively. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for three and nine month period ended June 30, 2017 was $12,079 and $28,187, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the nine months ending June 30, 2017 and 2016, the Company had $68,452 and $8,636, respectively, in research and development costs from continuing operations.

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

As of June 30, 2017 and 2016, we had no options and warrants outstanding.  As of June 30, 2017 and 2016, the Company had 566,496 and 40,750 shares of Series A Convertible Preferred stock outstanding, respectively. As of June 30, 2017,  40,750 shares of Series A Convertible Preferred stock outstanding are convertible into 4,075,000 shares of common stock and  525,476 shares of Series A Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of June 30, 2017 and 2016, we had 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 shares of common stock, respectively. As of June 30, 2017 and 2016, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of June 30, 2017 and 2016, we had 3,000,000 and -0- shares of Series E Convertible Preferred stock outstanding. As of June 30, 2017 and 2016, no shares of Series E Convertible Preferred stock outstanding are convertible into shares of common stock. 3,000,000 shares of restricted Series E Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of June 30, 2017, we had no convertible notes outstanding. There was one convertible note outstanding in the amount of $12,625 on June 30, 2016, which was convertible into shares of common stock at a discount to the current market price of the stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. The Company’s prior policy was to record a reserve for technological obsolescence of component parts. That policy was discontinued in 2014 as all existing inventory is considered current and usable. The reserve was $0 as of June 30, 2017 and September 30, 2016, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,899 during the three months ended June 30, 2017, and $200 during the three months ended June 30, 2016. For the nine months ending June 30, 2017 and 2016, the Company had $4,602 and $2,578 in advertising costs, respectively.

NOTE 3   - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concernwhich contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the Asset Purchase Agreement with Collabria will allow the Company to generate additional income from the sale of ReadyOp software and will assist in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

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

As of June 30, 2017 and September 30, 2016, the Company has unsecured notes payable to stockholders totaling $110,115 and $132,676, respectively. These notes range in interest from 8% to 15% which are payable quarterly. All the notes mature December 31, 2017. In November 2015, the Company entered into a promissory note for $50,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder.

In April 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder.

Interest expense on the notes payable to stockholders was $4,398 and $3,699 for the three months ended June 30, 2017 and 2016, respectively. Interest expense on the notes payable to stockholders was $11,135 and $10,535 for the nine months ended June 30, 2017 and 2016, respectively.

NOTE 5 - EQUITY TRANSACTIONS

Common stock issued for conversion of notes payable

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

Amendment to the Articles of Incorporation

In November 2016, the Board of Directors voted to amend the Company’s Articles of Incorporation to designate the Series A and Series E Convertible Preferred Stock setting forth the rights and preferences of the Series A and E Convertible Preferred Stock, par value $.00001 per share. Among other things, the Certificate of Designation for the Series A Preferred (i) provides for liquidation rights. Among other things, the Certificate of Designation of the Series E Preferred Stock; (i) provides that each share of Series E Preferred Stock shall be one hundred votes for any election or other vote placed before the shareholders of the Corporation

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,203 and $10,669 for the three months ended June 30, 2017 and 2016, respectively and $33,245 and $31,758 for the nine months ended June 30, 2017 and 2016, respectively.

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

In April 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder.

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

Rent expense incurred during the three months ended June 30, 2017 and 2016 was $11,203 and $10,269, respectively and $33,245 and $31,758 for the nine months ended June 30, 2017 and 2016, respectively.

Revenue and Accounts Receivable Concentration

Approximately 10% of the Company’s revenues for the nine months ended June 30, 2017 were derived from one customer. No one customer accounted for 10% or more of the Company’s revenue for the nine months ended June 30, 2016. As of June 30, 2017 five customers accounted for approximately 60% of the Company’s total outstanding accounts receivable. As of June 30, 2016, six customers accounted for approximately 78% of the Company’s total outstanding accounts receivable.

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

Exclusive Licensing Agreement

On May 5, 2017, the Company entered into an Exclusive Licensing Agreement with Sublicensing Terms (the “Agreement”) with the University of Southern Florida Research Foundation, Inc. (“USFRF”) relating to an exclusive license of certain patent rights in connection with one of USFRF’s U.S. Patent Applications. Both parties recognize that the research and development work provided by the Company was sufficient for USFRF to enter into the Agreement with the Company.

The Agreement is effective April 25, 2017 and continues until the later of the date that no Licensed Patent remains a pending application or an enforceable patent or the date on which the Licensee’s obligation to pay royalties expires.

The Company paid USFRF a License Issue Fee of $3,000 and $7,253.50 as reimbursement of expenses associated with the filing of the Licensed Patent. The Company agreed to complete the first commercial sale of products to the retail customer on or before January 31, 2019 or USFRF has the right to terminate the agreement. In addition, the Company agreed that it will have made and tested a prototype by August 31, 2018 or USFRF has the right to terminate the agreement. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year(1)
$1,000	2019
$4,000	2020
$8,000	2021

  (1)and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing.

NOTE 8 -    SUBSEQUENT EVENTS

In July 2017, a shareholder converted 10,000 shares of Series C Convertible Preferred stock into 50,000 shares of common stock.

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

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired  the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp™ (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of the registrant’s Series E Convertible Preferred stock to Collabria. Shares of the Series E Convertible Preferred have the following conversion rights and provisions: After a period of two (2) years following the date of issuance, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.  As a result of this Agreement the Licensing Agreement between Collabria and the Company was cancelled effective November 30, 2016. The ReadyOp software will be marketed, sold and supported through the Company’s subsidiary ReadyOp Communications, Inc.

FOR THE THREE MONTHS ENDED JUNE  30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenue

Revenues decreased to $161,025 for the three months ended June 30, 2017 as compared to $173,391 for the three months ended June 30, 2016.   The primary reason for the decrease in revenue was due to new revenue recognition policies implemented in recording sales of ReadyOp software. The Company acquired the ReadyOp platform in November 2016, and is now responsible for providing customer support for the software being used by ReadyOp software customers. Because of this ongoing cost, we now recognize only that portion of the software license sale that was used in a given quarter and the balance of the sale must be deferred over the life of the license. Deferred revenue increased by approximately 697% to $403,802 as of June 30, 2017 as compared to $50,614 as of June 30, 2016. Approximately 95% of our licenses sold are for one year terms.  Prior to November 30, 2016, we were able to recognize 100% of a ReadyOp software license sale in the quarter in which the sale was made.

Revenues from sales of VoiceInterop software, hardware and maintenance agreements increased slightly to $41,575 during the three month period ended June 30, 2017, compared to sales of $40,381 for the three month period ended June 30, 2016.

Cost of Revenue

Cost of revenues was $43,222 for the three months ended June 30, 2017 as compared to $44,484 for the three months ended June 30, 2016.   Gross profits were $117,803 and $129,447 for the three months ended June 30, 2017 and 2016, respectively. Gross margins decreased slightly to 73% from 74% for the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased approximately 57% to approximately $258,309 for the three months ended June 30, 2017 compared to $164,107 for the three months ended June 30, 2016.  For the three months ended June 30, 2017, selling expenses increased to $94,748 from $57,385 for the three months ended June 30, 2016. The increase was primarily due to increased  salaries associated with marketing of ReadyOp software. General and administrative expenses increased by $51,045 or approximately 81% which was primarily caused by increased payroll expenses associated with the acquisition of the ReadyOp software and operations. Research and development expenses were $21,217 for the three months ended June 30, 2017 as compared to $8,636 for the three months ended June 30, 2016. The increase was primarily associated with the acquisition of a license to develop  technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market.

Loss from Operations

The Company’s net loss from operations increased to $140,506 during the three months ended June 30, 2017 as compared to $34,660 for the three months ended June 30, 2016. The primary reason for the increase was due to approximately a 57% increase in operating expenses.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $156,381 for the three months ended June 30, 2017 as compared to a net loss of $62,999 for the three months ended June 30, 2016.

FOR THE NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2016

Revenue

Revenues from operations were $354,180 for the nine months ended June 30, 2017 as compared to $453,323 for the nine months ended June 30, 2016. The decrease was primarily due to no sales of interoperable communication projects by VoiceInterop and new revenue recognition policies associated with the sale of ReadyOp software.

Cost of Revenue

Cost of revenues was $134,416 for the nine months ended June 30, 2017, as compared to $150,530 for the nine months ended June 30, 2016. This decline was a result of the decline in revenue for the same period. Gross profits were $219,764 and $302,793 for the nine months ended June 30, 2017 and 2016, respectively, which reflect the decline in revenue for the nine month period ended June 30, 2017. Gross margins decreased to 62% from 66% for the nine months ended June 30, 2017 and 2016, respectively. The decrease in gross profit margins was primarily due higher costs associated with VoiceInterop hardware products.

Operating Expenses

Operating expenses for the nine months ended June 30, 2017 were $957,769 compared to $431,601 for the nine months ended June 30, 2016. The increase was primarily due to increased amortization expense incurred with the cancellation of the licensing agreement with Collabria LLC for the ReadyOp software product. Research and development expenses and higher payroll costs also contributed to the increase.

Loss from Operations

The Company’s net loss from operations increased to $738,005 during the nine months ended June 30, 2017 as compared to a loss of $128,808 for the nine months ended June 30, 2016. The primary reason for this increase was the increase in operating expenses to $957,769 for the nine months ended June 30, 2017 compared to $431,601 for the same period in 2016.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $778,379 and $205,714 for the nine months ended June 30, 2017 and 2016, respectively. The increase was primarily due to approximately $240,000 in amortization expense associated with the cancelation of the Collabria LLC licensing agreement, approximately $136,000 in increased administration expense, approximately $128,000 in increased selling expense and approximately $59,000 in increased research and development expense. Net loss per common share was $0.00 and $0.00 for the nine months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $189,162 for the nine months ended June 30, 2017 compared to $45,440 for the nine months ended June 30, 2016. This increase was mainly attributable to the larger net loss of $751,512 for the nine months ended June 30, 2017 as compared to $205,714 for the nine months ended June 30, 2016 which was partially offset by higher amortization costs and deferred revenue.

Net cash provided by financing activities was $239,982 for the nine months ended June 30, 2017 compared to $43,300 for the nine months ended June 30, 2016. The increase was primarily due to proceeds received from the issuance of Convertible Preferred stock which was partially offset by principal payments made on notes payable.

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

We have incurred losses since our inception and will continue to require additional capital to fund operations and development. As such, our ability to pay our already incurred obligations is mostly dependent on the Company being able to have increased revenues and raising  additional capital through the sale of its equity or debt securities. There can be no assurance that the Company will be successful in accomplishing any of the foregoing.

In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities. We intend to continue to seek private financing from existing stockholders and others  as may be needed to increase sales and marketing efforts or acquire new technologies and other assets.

On May 5, 2017, the Company entered into an Exclusive Licensing Agreement with Sublicensing Terms (the “Agreement”) with the University of Southern Florida Research Foundation, Inc. (“USFRF”) relating to an exclusive license of certain patent rights in connection with one of USFRF’s U.S. Patent Applications.

The Agreement is effective April 25, 2017 and continues until the later of the date that no Licensed Patent remains on a related pending application or an enforceable patent or the date on which the Company’s obligation to pay royalties expires.

The Company paid USFRF a License Issue Fee of $3,000 and $7,253.50 as reimbursement of expenses associated with the filing of the Licensed Patent. The Company agreed to complete the first commercial sale of products to the retail customer on or before January 31, 2019 or USFRF has the right to terminate the agreement. In addition, the Company agreed that it will have made and tested a prototype by August 31, 2018 or USFRF has the right to terminate the agreement. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year(1)
$1,000	2019
$4,000	2020
$8,000	2021

(1) and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the rightto purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing.

The costs to operate our current business are approximately $77,000 per month, which includes research and development costs. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $110,000 per month.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2016 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended June 30, 2017 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

August 14, 2017

By:  /s/Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By: /s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer