Form 10-K
period 2017-09-30
Cleartronic, Inc.
filed 2018-01-16
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2017 (based on the closing sale price of $0.09 per share of the registrant’s common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $10,520,027.  The stock price of $0.09 at March 31, 2017, takes into account a one for 3,000 reverse stock split on December 28, 2012.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At January 16, 2018 the registrant had outstanding 203,899,190 shares of common stock, par value $0.00001 per share.

Table of Contents

PART I

3

Item 1.

Business.

3

Item 1A.

Risk Factors.

9

Item 1B.

Unresolved Staff Comments.

9

Item 2.

Properties.

9

Item 3.

Legal Proceedings.

9

Item 4.

(Removed and Reserved).

9

PART II

9

Item 5.

Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities.

9

Item 6.

Selected Financial Data.

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

16

Item 8.

Financial Statements and Supplementary Data.

16

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

16

Item 9A.

Controls and Procedures.

16

Item 9A(T).

Controls and Procedures.

16

Item 9B.

Other Information.

18

PART III

18

Item 10.

Directors, Executive Officers and Corporate Governance.

18

Item 11.

Executive Compensation.

20

Item 12.

Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

21

Item 13.

Certain Relationships and Related Transactions and Director Independence.

23

Item 14.

Principal Accounting Fees and Services.

23

PART IV

23

Item 15.

Exhibits, Financial Statement Schedules.

24

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

Item 1.

Business.

The Company

We were initially incorporated on November 15, 1999, as Menu Sites, Inc., a Florida corporation.  On March 9, 2001, we changed our name to CNE Communications, Inc.  On October 1, 2004, we changed our name to CNE Industries, Inc.  On March 29, 2005, we changed our name to GlobalTel IP, Inc.  On May 9, 2008, we changed our name to Cleartronic, Inc.

All of our operations are conducted through our wholly owned subsidiaries, VoiceInterop, Inc., a Florida corporation, incorporated on November 13, 2007, and ReadyOp Communications, Inc., a Florida corporation, incorporated on September 15, 2014, which facilitate the marketing and sales of ReadyOp™ software and AudioMate IP gateways, discussed below.

Business Overview

We do not currently have sufficient capital to conduct the present or proposed business activities described below.  The costs to operate our business are approximately $72,000 per month.  In order for us to cover our monthly operating expenses, we must generate revenues of approximately $115,000 per month.  Accordingly, in the absence of revenues, we must secure $72,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $864,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue any business activities.  We have not obtained any commitments for additional capital, and we may not be able to obtain any additional capital on terms not unfavorable to us, if at all.

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

Acquisition of Certain Collabria Assets

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

We believe that  ReadyOp™ software is a new approach to communication, coordination and interoperability that is simple, flexible, low-cost and is already in use by many agencies and enterprises in the governmental and private sectors.

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

We have obtained  trademarks on ReadyOp and VoiceInterop.

Because of our limited resources, we may be unable to protect a patent, either owned or licensed, or to challenge others who may infringe upon a patent.  Because many holders of patents in our industry have substantially greater resources than we do and patent litigation is very expensive, we may not have the resources necessary to successfully challenge the validity of patents held by others or withstand claims of infringement or challenges to any patent we may obtain.  Even if we prevail, the cost and management distraction of litigation could have a material adverse effect on us.

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

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021

  -and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions as are offered to other purchasers in such financing.

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

Mr. Moore will be paid a base salary of $16,667 per month. A copy of the employment agreement with Mr. Moore has been previously filed on January 13, 2016 as an exhibit to a Form 10-K.  is attached as an exhibit to this 10-K report.

Adequacy of Working Capital for Cleartronic

We estimate that we will need at least $864,000 to continue operations over the next 12 months.  We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means.  If we are not able to raise additional capital, we will not be able to continue operations and our business may fail.

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

Employees

As of the date of this report, we have eight employees, Michael M. Moore, our Chief Executive Officer and Director, Larry M. Reid, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, and  Director. James Concannon, Sales Director VoiceInterop, Inc., John Boteler, Enfineering Director VoiceInterop, Inc., John Ohl, Engineering Director ReadyOp communications, Inc., Gene Hubbard, Technical Assistant ReadyOp Communications, Inc,  Jennifer Ohl, Customer Service Manager, ReadyOp Communications, Inc. and Gabriel Saffold, Director Research and Development.

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

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We lease approximately 1,700 square feet for our principal offices in Boca Raton, Florida, from an unaffiliated party at a monthly rental of approximately $3,500.  The lease expires on November 30, 2018.

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

	High	Low
Fiscal 2016 Quarter Ended:
December 31, 2015	$0.05	$0.018
March 31, 2016	$0.09	$0.03
June 30, 2016	$0.06	$0.015
September 30, 2016	$0.033	$0.009

Fiscal 2017 Quarter Ended:
December 31, 2016	$0.05	$0.0072
March 31, 2017	$0.09	$0.0485
June 30, 2017	$0.06	$0.0433
September 30, 2017	$0.055	$0.035

Fiscal 2018 Quarter Ended:
December 31, 2017	$0.0642	$0.037

As of December 29, 2017, we were authorized to issue 5,000,000,000 shares of our common stock, of which 203,899,190 shares were outstanding.  Our shares of common stock are held by approximately 200 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 6,800,776 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2017 and 2016, the cumulative arrearage of undeclared dividends totaled $44,949 and $6,656, respectively.

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

•

During the year ended September 30, 2016, a shareholder converted $10,000 of a Note Payable into 500,000 shares of common stock.

•

During the year ended September 30, 2016 a Convertible Note holder converted a $25,000 Convertible note and $6,111 of accrued interest into 4,906,565 shares of common stock.

•

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

•

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

Going Concern

On September 30, 2017, we had current assets of $163,437 and current liabilities of $842,653.  Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of September 30, 2017, Cleartronic had an accumulated deficit of $15,511,703, which included a net loss of $859,183 reported for the year ended September 30, 2017.  Also, during the year ended September 30, 2017, we used net cash of $241,062 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended September 30, 2017, Compared to Year Ended September 30, 2016.

Revenues.  Revenues decreased 3% to $526,319 in 2017, from $544,782 during 2016.  This decrease of approximately $18,463 was primarily due to revenue recognition policies whereby the Company must defer revenue recognized over the life of a subscription whereas in the past we were able to recognize 100% of revenue on date of sale. . Revenue from our other subsidiary, VoiceInterop, Inc., decreased  approximately 29% to $179,377.

Cost of Revenues and Gross Margins.  Cost of revenues decreased from $179,765 in 2016, to $173,645 in 2017.  Gross margins remained stable at  67% or $352,674 in 2017 and $365,017 in 2016.  The primary reason for the stability in gross margin was due to maintaining  cost of revenue expenses as they relate  to ReadyOp software subscriptions.

Operating Expenses.  Operating expenses increased approximately 46% in 2017, to $1,203,645 compared to $825,156 during 2016.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization and depreciation expense.  This increase was primarily due to the recognition of $164,571 in  additional selling expenses and $180,522 in additional administrative expense.

Selling Expenses.  Selling expenses increased approximately 109% from $149,935 in 2016, to $314,506 in 2017, primarily due to increased  travel expenses and salaries associated with sales and customer support.

Administrative Expenses.  Administrative expenses increased approximately 67% from $267,917 in 2016, to $448,439 in 2017, primarily due to a increase in administrative and technical staff  combined with additional general office expense.

Research and Development Expenses.  Research and development expenses increased approximately 622% to $105,768  in 2017, from $14,636 in 2016, due to additional development expense related to a technology license agreement with the University of South Florida Research Foundation.

Amortization and Depreciation Expenses.  Amortization expense was $334,932 in 2017 and $139,668 in 2016. The amortization expense incurred in 2017 was primarily due to writing off   the expense associated with the Collabria licensing agreement and the amortization of associated with  the acquisition of the Collabria ReadyOp software platform and the Collabria client list.

Other Income and Other Expense.   Interest and other expense decreased from $117,464 in 2016 to $8,212 in 2017. The decrease was primarily due to interest expense associated with two short term convertible notes entered into and fully converted and repaid in 2016. Other income of approximately $3,200 was associated with the collection fees earned by processing  accounts receivable for another organization.

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

The company recorded $334,932 and $139,668 in amortization expense for the years ended September 30, 2017 and 2016, respectively. The increase was primarily due to the write off in the amount of $240,332 on a licensing agreement with Collabria LLC in the year ended September 30, 2017.

Net Loss.  Net losses were $859,183 and $574,317 for 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $22,891 during the fiscal year ended September 30, 2017, to $25,994.  Net cash used in operating activities for the fiscal year ended September 30, 2017, was $241,062 as compared to $49,063 for the fiscal year ended September 30, 2016, due primarily to the increase in deferred revenue and the write off of the licensing agreement with Collabria.   We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $263,953.

At September 30, 2017, our total liabilities were $1,025,009, which included $456,734 in accounts payable, $25,345 in accrued expenses, $134,087 in notes payable stockholders, and $386,087 in deferred revenue.

Based on our VoiceInterop business and the acquisition of the ReadyOp software platform and the Collabria client list we have developed a business plan.  The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers.  We intend to market the ReadyOp™ software through commissioned sales representatives.  We believe these sales will increase the sales of the AudioMate 360 IP Gateway

We believe that in order to fund our business plan, we will need approximately $750,000 in new equity or debt capital.  In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities.  We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities.  Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future.  We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $72,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $115,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $72,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $864,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

Investing Activities

Net cash used in investing activities was $0 for both fiscal years ended September 30, 2017, and 2016.

Financing Activities

•

In November 2015, we issued an 8% promissory note to a shareholder and director for $50,000.

•

In November 2015, we paid $33,000 in principal and $14,974.69 in accrued interest to a convertible note holder.

•

In November 2015, a Convertible Note holder converted a $10,000 in principal of a Convertible note into 847,458 shares of the Company's common stock.

•

In December 2015, we issued 250,000 shares of common stock to one investor for $5,000 cash.

•

In December 2015, we issued a 10% convertible note to an investor for $25,000 cash.

•

In June, 2016, a shareholder and director converted $10,000 of a note payable into 500,000 shares of common stock.

•

In June, August and September 2016, a convertible note holder converted $25,000 in principal and $6,111 in accrued interest into 4,906,565 shares of common stock.

•

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

•

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

•

In September 2017, we issued an 8%  promissory note to a shareholder and director for $35,000.

•

In the year ended September 30, 2017, the Company repaid $33,920 of principal of notes payable to shareholders.

Cash from Financing Activities

Net cash provided by financing activities was $263,953 during fiscal 2017.  This included $262,873 from proceeds from the issuance of shares of our Convertible Preferred  stock, $35,000 from the issuance of note payable to a stockholder, and the repayment $33,920 of notes payable to shareholders.  Net cash provided by financing activities was approximately $46,010 during fiscal year 2016. This included proceeds from the issuance of shares, proceeds from convertible notes and repayment of convertible note payable.

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

  Inventory. Inventory consists of finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended September 30, 2017 and 2016.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2017 and 2016 there were no derivative liabilities.

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

Subsequent Events

In October 2017, the Company issued two unsecured 8% promissory notes to a shareholder and director in the amount of $15,000 each. The notes mature December 31, 2018.

In October 2017, the Company repaid $7,891 in principal of a note payable to shareholder.

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

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2017, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	59	Chairman and Director	2016
Michael M. Moore	64	Chief Executive Officer and Director	2015
Larry M. Reid	73	President, Chief Financial Officer, Secretary and Director	1999

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of threer directors, who have expertise in the business of Cleartronic.  Upon receipt of sufficient funds either from revenues or through receipt of funds from debt or sales of our common stock and preferred stock, we intend to seek directors and officers who would be able to assist in the execution of our business plan.

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

Mr. Reid is paid  a base salary of $8,000 per month.  In addition, Mr. Reid agreed to cancel 2,000,000,000 shares of common stock previously issued to him for conversion of Series C Preferred stock. As additional consideration for the cancellation of the common shares the Company agreed to issue Mr. Reid 200,000 shares of Series C Preferred stock.

Michael M. Moore is the Chief Executive Officer of the Company.  We executed an Employment Agreement with Mr. Moore on November 28, 2016. Pursuant to the Employment Agreement (the “Agreement”), Cleartronic and Mr. Reid agreed that for a one year period beginning on November 28, 2016, we employed Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the “Termination Date” for purposes of the Agreement.  Termination of the agreement can be made by either party without penalty upon 10 days written notice. Mr. Moore is paid a base salary of $16,667 per month.

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2017, and 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2016	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2017	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
Michael Moore(2)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	169,000	-0-	-0-	-0-	-0-	-0-	-0-	169,000

__________

(1)

Mr. Reid is our  president, chief financial officer, principal accounting officer, secretary, and a director.

(2)

Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Larry M. Reid (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Moore (2)	-0-	-0-	-0-	0-0	-0-	-0-	-0-	-0-	-0-

__________

(1)

Mr. Reid is our  president, chief financial officer, principal accounting officer, secretary, and a director.

(2)

Mr. Moore is our CEO and a director.

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

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.46%	277,586	4.08%
Marc Moore	12,500,000	6.13%	-0-	-0-
Richard J. Martin	-0-	-0-	525,746	7.73%
All directors and officers as a group (one person)	20,016,325	9.82%	803,332	11.81%

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 203,899,190 shares were issued and outstanding.  As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 6,800,776 shares were issued and outstanding.  Mr. Reid owns one share of our Series B Preferred Stock and 277,585 shares of our Series C Preferred Stock.  See below for a description of our preferred stock and voting rights. Mr. Martin owns 525,746 shares of our Series A Preferred stock..

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

•

50,000,000 shares have been designated as Series C Preferred Stock, 2,563,375 of which are issued and outstanding; and

•

10,000,000 shares have been designated as Series D Preferred Stock, 670,904 of which are issued and outstanding.

•

10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

Pursuant to our Articles of Incorporation establishing our preferred stock:

•

A holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by one on all matters submitted to a vote of our stockholders.  Each one share of our Series A Preferred Stock shall be convertible into 100 shares of our common stock.  Each holder of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 8% of $0.50 per annum on each outstanding share of Series A Preferred Stock then held by such holder, on a pro rata basis.

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

•

A holder of shares of the Series D Preferred Stock is entitled to the number of votes equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by 10 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series D Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series D Preferred Stock shall be convertible into five shares of our common stock.

•

A holder of shares of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series E Preferred Stock shall be convertible into  one hundred of shares of our common stock.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

See “Summary of Cash and Certain Other Compensation,” above.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Liggett & Webb P A for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2017 and 2016 were $26,000 and $26,200, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb PA  for  professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2017 and 2016 was $ 0 and $ 0, respectively.

Tax Fees

The aggregate tax fees billed by Liggett & Webb PA professional services rendered for tax services for the fiscal years ended September 30, 2017 and 2016 was $1,200 and $1,200, respectively.

All Other Fees

There were no other fees billed by Liggett & Webb PA  for professional services rendered during the fiscal years ended September 30, 2017 and 2016, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

10.4*

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

10.6**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant’s Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.7**	Software License Agreement dated August 15, 2014, between Collabria LLC and the registrant, filed as exhibit 10.11 to the registrant’s Form 8-K on August 20, 2014 Commission File Number 333-135585.
10.8**

Securities Purchase Agreement dated December 1, 2014, between the registrant and KBM Worldwide, Inc. in connection with the issuance of an 8% convertible promissory note in the amount of $38,000, filed as Exhibit 10.8 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329

10.9**

Convertible Promissory Note dated December 1, 2014, in the original principal amount of $38,000 issued to KBM Worldwide, Inc. filed as exhibit 10.9 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329.

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
10.12**

Amended Software License Agreement dated March 31, 2015, between Collabria LLC and the registrant, filed as exhibit 10.4 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.13**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.14**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.15**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.16**

Convertible Promissory Note dated May 7, 2015 in the original amount of $43,000 issued to Vis Vires Group Inc. filed as exhibit 10.16 to the registrant's Form 10-K on January 13, 2016, Commission File 000-55329.

10.17**

Securities Purchase Agreement dated May 7, 2015 between the registrant and Vis Vires Group Inc. in connection with the Convertible Promissory Note issued on even date filed as exhibit 10.17 to the registrant's Form 10-K on January 13, 2016, Commission File 000-55329.

10.18**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant’s Form 10-K on January 13, 2016, Commission File 000-55329. .
10.19**

Convertible Promissory Note dated December 7, 2015 for an amount up to $150,000 issued to JMJ Financial filed as exhibit 10.19 to the registrant’s Form 10-K on January 13, 2016, Commission File 000-55329.

10.20**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.
10.21*	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

101*	XBRL Internactive Data Tags

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: January 16, 2018                                                         By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Michael M. Moore Michael M. Moore /s/Larry M. Reid Larry M. Reid	Title Chief Executive Officer Chief Financial Officer and Principal Accouting Officer	Date January 16, 2018 January 16, 2018

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Cleartronic, Inc.

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. and Subsidiaries (the“Company”) as of September 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Cleartronic, Inc. and Subsidiaries as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the years ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of approximately $860,000, a working capital deficit of approximately $679,000, and an accumulated deficit of approximately $15,500,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

January 16, 2018

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND 2016

ASSETS

	2017	2016
Current assets:
Cash	$ 25,994	$ 3,103
Accounts receivable, net	96,495	24,000
Inventory	30,259	9,585
Prepaid expenses and other current assets	10,689	16,115

Total current assets	163,437	52,803

Other assets:
Other assets	8,656	8,656
Licensing agreement (net of amortization)	-	240,332
ReadyOp software platform (net of amortization)	141,270	-
ReadyOp customer list (net of amortization)	56,370	-

Total other assets	206,296	248,988

Total assets	$ 369,733	$ 301,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 456,734	$ 434,360
Accrued expenses	25,345	35,437
Deferred revenue, current portion	321,320	47,562
Notes payable - stockholders, current portion	16,498	-
Customer deposits	22,756	-

Total current liabilities	842,653	517,359

Long Term Liabilities
Deferred revenue, net of current portion	64,767	2,962
Notes payable - stockholders, net of current portion	117,589	132,676

Total long term liabilities	182,356	135,638

Total liabilities	1,025,009	652,997

Commitments and Contingencies (See Note 9)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
566,496 and 40,750 shares issued and outstanding, respectively.	6	-
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,563,575 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and no share issued and outstanding, respectively.	30	-
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 and 203,899,190 shares issued and outstanding, respectively	2,039	2,039
Additional paid-in capital	14,854,319	14,299,242
Accumulated Deficit	(15,511,703)	(14,652,520)

Total stockholders' deficit	(655,276)	(351,206)

Total liabilities and stockholders' deficit	$ 369,733	$ 301,791

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

Revenue	$ 526,319	$ 544,782

Cost of revenue	173,645	179,765

Gross profit	352,674	365,017

Operating expenses:
Selling expenses	314,506	149,935
Administrative expenses	448,439	267,917
Research and development	105,768	14,636
Amortization and depreciation	334,932	139,668
Impairment of licensing agreement	-	253,000

Total operating expenses	1,203,645	825,156

Loss from operations	(850,971)	(460,139)

Other Income (Expense)
Other income	3,202	-
Interest and other expenses	(11,414)	(83,816)
Change in fair value of derivative liability	-	(30,362)

Total Other Income (Expense)	(8,212)	(114,178)

Net loss	$ (859,183)	$ (574,317)

Preferred stock dividends Series A Preferred	$ (38,291)	$ (3,286)

Net loss attributable to common shareholders	$ (897,474)	$ (577,603)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
- basic and diluted	203,899,190	197,897,821

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

Net Loss	$ (859,183)	$ (577,603)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Impairment loss	-	253,000
Write off of license agreement	240,332	139,668
Amortization of ReadyOp software platform	54,333	-
Amortiziation of ReadyOp client list	40,267	-
Amortization of notes payable discount	-	38,779
Change in fair value of derivative laibility	-	30,362
Provision for bad debt	-	2,000
(Increase) decrease in assets:
Accounts receivable	(72,497)	62,442
Inventory	(20,674)	2,382
Prepaid expenses and other current assets	5,427	(14,780)
Increase (decrease) in liabilities:
Accounts payable	22,374	19,772
Accrued expenses	(9,671)	(13,479)
Deferred revenue	358,230	8,394
Net cash (used in) operating activities	(241,062)	(49,063)

Cash Flows From Financing Activities
Proceeds from issuance of common and preferred stock	262,873	5,000
Cancellation of common stock	-	(990)
Proceeds from convertible notes payable	-	25,000
Repayment of convertible note payable	-	(33,000)
Repayment of notes payable - stockholders	(33,920)	-
Proceeds from note payable - stockholders	35,000	50,000

Net cash provided by financing activities	263,953	46,010

Net Increase (Decrease) in cash	22,891	(3,053)

Cash - Beginning of year	3,103	6,156

Cash - End of year	$ 25,994	$ 3,103

Supplemental cash flow information:
Cash paid for interest	$ 10,986	$ 4,136
Cash paid for taxes	$ -	$ -

Non-cash financing transactions:

During the year ended September 30, 2017, the Company acquired the ReadyOp software platform and Collabria's client list from Collabria LLC in exchange for 3,000,000 shares of Series E Convertible Preferred stock valued at $292,240.

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

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

													Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2015	40,750	$ -	1	$ -	2,570,655	$ 26	670,904	$ 7	-	$ -	197,375,267	$ 1,974	$ 14,188,824	$ (14,074,917)	$ 115,914

Shares cancelled in exchange for refund	-	-	-	-	-	-	-	-	-	-	(16,500)	-	(990)	-	(990)
Series C Preferred converted to common stock	-	-	-	-	(7,280)	-	-	-	-	-	36,400	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	250,000	2	4,998	-	5,000
Shares issued for conversion of convertible notes payable and accrued interest	-	-	-	-	-	-	-	-	-	-	5,754,023	58	41,053	-	41,111
Shares issued for conversion of note payable stockholder	-	-	-	-	-	-	-	-	-	-	500,000	5	9,995	-	10,000
Reclassification of derivative laibility associated with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	55,362	-	55,362
Net (loss) for the year ended September 30, 2016	-	-	-	-	-	-	-	-	-	-	-	-	-	(577,603)	(577,603)
BALANCE AT SEPTEMBER 30, 2016	40,750	$ -	1	$ -	2,563,375	$ 26	670,904	$ 7	-	$ -	203,899,190	$ 2,039	$14,299,242	$(14,652,520)	$ (351,206)

Series E Convertible Preferred shares issued for acquisition of assets	-	-	-	-	-	-	-	-	3,000,000	30	-	-	292,210	-	292,240
Series A Convertible Preferred shares issued for cash	525,746	6	-	-	-	-	-	-	-	-	-	-	262,867	-	262,873
Net (loss) for the year ended September 30, 2017	-	-	-	-	-	-	-	-	-	-	-	-	-	(859,183)	(859,183)
BALANCE AT SEPTEMBER 30, 2017	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$14,854,319	$(15,511,703)	$ (655,276)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

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

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC of Tampa, Florida (”Collabria”) and acquired all of the intellectual property related to  Collabria’s command and control software, trade-named ReadyOp. along with Collabria’s client list. In exchange for these assets the Company issued Collabria 3,000,000 share of the Company’s Series E Convertible Preferred stock. The Company assumed none of Collabria’s liabilities. In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. The Company’s two operating subsidiaries are VoiceInterop, Inc. and ReadyOp Communications, Inc.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2017 and 2016.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $2,000 as allowances for doubtful accounts for the years ended September 30, 2017 and 2016, respectively.

LICENSING AGREEMENT

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC. As a result of this cancellation, the remaining balance of the licensing agreement in the amount of $240,332 was expensed in 2017. During the year ended September 30, 2016 the Company amortized $139,668.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the year ended September 30, 2017 was $54,333. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the year ended September 30, 2017 was $40,267.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At September 30, 2017 and 2016, the Company had no cash balances above the FDIC-insured limit, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2017 and 2016, the Company had $105,768 and $14,636, respectively, in research and development costs.

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

Revenue from the resale of equipment utilized in unified group communication solutions is recognized when shipped. For software licenses, the Company does not provide any services that are considered essential to the functionality of the software, and therefore revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed and determinable. Upon acquisition of the ReadyOp software platform, the Company changed its revenue recognition for ReadyOp software. For ReadyOp software the Company currently defers the license fee on issuance of the license and recognizes the revenue over the term of the agreement. This is due to the fact that the software license comes with customer support for the license period. The Company now provides support to customers which was previously provided by Collabria LLC. Royalties paid to software vendors are categorized as Cost of Goods Sold.

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

As of September 30, 2017 and 2016, we had no options and warrants outstanding.   As of September 30, 2017 and 2016, we had 566,496 and 40,750 shares of Series A Convertible Preferred stock outstanding, respectively. As of September 30, 2017, 40,750 shares of Series A Convertible Preferred stock are convertible into 4,075,000 shares of common stock and 525,746 shares of Series A Convertible Preferred are convertible after a two-year period from the issuance date.  As of September 30, 2017 and 2016, we have 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 shares of common stock. As of September 30, 2017 and 2016, we had 670,904 shares of Series D Convertible Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of September 30, 2017 we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible after a two-year period from date of issuance. As of September 30, 2016 there were no shares of Series E Convertible Preferred stock outstanding.

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

The Company’s fair value hierarchy for intangible assets as of September 20, 2017 and 2016, respectively, was as follows:

	September 30,
	2017	Level 1	Level 2	Level 3
Intangible assets
Licensing agreement, net of amortization	$-	$-	$-	$-
ReadyOp software platform, net of amortization	141,270	-	-	141,270
ReadyOp customer list, net of amortization	56,370	-	-	56,370
Total	$197,640	$-	$-	$197,640

	September 30,
	2016	Level 1	Level 2	Level 3
Intangible assets
Licensing agreement, net of amortization	$240,332	$-	$-	$240,332
ReadyOp software platform, net of amortization	-	-	-	-
ReadyOp customer list, net of amortization	-	-	-	-
Total	$240,332	$-	$-	$240,332

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company purchases completed circuit boards at a price that includes component parts and assembly charges. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and the Company recorded no reserve for obsolete inventory for the years ended September 30, 2017 and 2016.

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

As of September 30, 2017 and 2016 all property and equipment had been fully depreciated.

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

The Company is required to recognize measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest as a result of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2016, 2015 and 2014 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process.

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

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income orexpense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of September 30, 2017 and 2016 there were no derivative liabilities.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $6,850 during the year ended September 30, 2017 and $4,275 during the year ended September 30, 2016.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 -GOING CONCERN

During the years ended September 30, 2017 and 2016, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $860,000 for the year ended September 30, 2017 and had working capital deficit of approximately $679,000 for the year ended September 30, 2017. The Company also had an accumulated deficit of approximately $15,500,000 and a stockholders’ deficit of approximately $655,000 at September 30, 2017.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes the acquisition of the ReadyOp software platform along with the Collabria client list, will allow the Company to generate additional income through the sale of ReadyOp software and will result  in expanding the distribution of the AudioMate AM360 line of IP gateway devices. In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 -DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2017 and 2016 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2017, the Company has an adjusted net operating loss carryforward of approximately $13,000,000 that expire through 2032. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets at September 30, 2017 and 2016, respectively are as follows:

	2017	2016

Amortization and impairment of license agreement	$529,503	$582,500
Allowance for doubtful account	750	750
Net operating loss carryforward	4,909,891	4,560,033
Net deferred income tax asset	5,440,144	5,143,283
Less: valuation allowance	(5,440,144)	(5,143,283)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2017	2016

Federal statutory income tax rate	32.13%	32.13%
State taxes, net of federal benefit	5.5%	5.5%
Effective rate for deferred tax asset	37.63%	37.63%
Less: Valuation allowance	(37.63%)	(37.63%)
Effective income tax rate	0.0%	0.0%

Management has determined that it is more likely than not that the Company will not use the NOL carryforward and has a 100% valuation allowance against the deferred asset. The reserve is based on historical experience of the Company’s operations as it has not recognized net income in its current incarnation and there is no indication of any events or conditions that would show that trend will not continue due to the Company’s current expectation of expense requirements.

NOTE 5 -NOTES PAYABLE – STOCKHOLDERS

As of September 30, 2017 and 2016, the Company has unsecured notes payable to stockholders totaling $134,087 and $132,676, respectively. These notes range in interest from 8% to 15% which are payable quarterly. One note in the amount of $16,498 matures on December 31, 2017 and the balance of these notes mature December 31, 2018.

During the year ended September 30, 2017, the Company issued an unsecured 8% promissory note maturing on December 31, 2018 to a shareholder, and director for $35,000.

Interest expense on notes payable – stockholders was $15,700 and $14,907 for the years ended September 30, 2017 and 2016, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

The Company entered into a securities purchase agreement (the “Purchase Agreement”) with a private investors and issued a convertible promissory note in the amount of  $43,000 respectively (the “Note”).The Note was  dated  May 7, 2015, bore interest at 8% per annum and matured on  February 11, 2016. The note was convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (58% multiplied by the market price) that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion or (ii) the fixed conversion price of $.00005. The Note also contained a prepayment option whereby the Company may make payments to the holder based on the length of time the Note has been outstanding, upon three (3) trading days' prior written notice to the holder.

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

In accordance with ASC 470 “Debt with Conversion and other Options”, the intrinsic value of the beneficial conversion features were recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the instrument. The Company recorded a beneficial conversion feature related to the May 2015 convertible note financing of $31,000.

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

In February 2016, the Company and noteholder agreed to amend the conversion price. In accordance with the amended convertible promissory note, the note is convertible into shares of the Company’s common stock at the greater of; (i) the variable conversion price (60% multiplied by the market price) that is equal to the average of the lowest trading  price of the Common Stock during the twenty five (25) trading days prior to the date of conversion or (ii) the fixed conversion price of $.00005 (iii) the investor has the right, at any time after 180 days after principal consideration has been paid to convert all or part of the outstanding principal along with interest and any fees into the Company’s common stock. Upon amendment, the Company determined that this convertible note is now considered as a conventional convertible debt and recorded a gain of $6,997 in the change of fair value of derivative liability. The Company reclassified the fair value of $55,362 to equity on the amendment date. In June, August and September 2016, the noteholder converted $25,000 in principal and $6,111 in accrued interest into 4,906,565 shares of common stock. Accordingly, the Company recognized $25,000 of interest expense for the debt discount and $2,500 of interest expense for the original issue discount. As of  September 30, 2016, the note was fully converted.

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

As of September 30, 2017 and 2016, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $44,949 and $6,656, respectively

Common Stock

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

During the year ended September 30, 2016, a shareholder converted $10,000 of a Note Payable into 500,000 shares of common stock.

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

The following table summarizes information about stock options outstanding at September 30, 2017 and 2016:

Stock Options
	Options	Wtd. Avg. Exercise Price
Outstanding at September 30, 2015 Granted/Issued Exercised Expired/Canceled	167 -- -- (167)	$90.00 -- -- (90.00)
Outstanding at September 30, 2016	--	--
Granted/Issued	--	--
Exercised	--	--
Expired/Cancelled	--	--
Outstanding at September, 30 2017	--	--

 During the year ended September 30, 2016, the Company granted no options, no options were exercised and 167 options expired or were cancelled. During the year ended September 30, 2017, the Company granted no options, no options were exercised and no options expired or were cancelled.

No outstanding options were held by officers as of September 30, 2017, and September 30, 2016.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $60,258 and $42,454 for the years ended September 30, 2017 and 2016, respectively.

In December 2016, the Board of Directors accepted the resignation of Larry M. Reid as Chief Executive Officer of the corporation and appointed Mr. Reid as Chief Financial Officer. The Board also appointed Michael M. Moore as Chief Executive Officer.

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

In November 2015, the Company entered into a promissory note for $50,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2017. In December 2017, the maturity date was extended to December 31, 2018.

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

During the year ended September 30, 2017, the Company repaid the principal amount of $33,920 of a note payable to a shareholder.

In September 2017, the Company issued an 8% unsecured promissory note in the amount of $35,000 to a shareholder and director. The note matures December 31, 2018.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,500. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2018.

The Company rents office space on a month to month basis for its Tampa operations at a cost of $2,000 per month.

Future lease commitments are as follows for the years ended September 30:

2018

43,560

2019

7,260

$50,820

Rent expense incurred during the years ended September 30, 2017 and 2016 was $60,258 and $42,524, respectively.

MAJOR CUSTOMERS

No customer accounted for more than 10% of the Company’s revenues for the year ended September 30, 2017. As of September 30, 2017 two customers accounted for approximately 24% of the Company’s total outstanding accounts receivable. As of September 30, 2016 two customers accounted for approximately 78% of the Company’s total outstanding accounts receivable.

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

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021

  -and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions as are offered to other purchasers in such financing.

NOTE 10 - SUBSEQUENT EVENTS

In October 2017, the Company issued an unsecured 8% promissory note to a shareholder and director in the amount of $15,000. The note matures December 31, 2018.

In October 2017, the Company repaid $7,891 in principal of a note payable to shareholder.