Form 10-Q
period 2017-12-31
Cleartronic, Inc.
filed 2018-02-13
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes    X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 203,899,190 shares as of February 13, 2018.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	Decenber 31,	September 30,
	2017	2017
	(unaudited)
Current assets:
Cash	$ 2,230	$ 25,994
Accounts receivable, net	77,570	96,495
Inventory	25,424	30,259
Prepaid expenses and other current assets	6,688	10,689

Total current assets	111,912	163,437

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	124,971	141,270
ReadyOp customer list (net of amortization)	44,289	56,370

Total other assets	177,916	206,296

Total assets	$ 289,828	$ 369,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 476,033	$ 456,734
Accrued expenses	39,458	25,345
Deferred revenue, current portion	321,911	321,320
Notes payable - stockholders, current portion	155,480	16,498
Customer deposits	12,756	22,756

Total current liabilities	1,005,638	842,653

Long Term Liabilities
Deferred revenue, net of current portion	59,393	64,767
Notes payable - stockholders, net of current portion	-	117,589

Total long term liabilities	59,393	182,356

Total liabilities	1,065,031	1,025,009

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
566,496 and 566,496 shares issued and outstanding, respectively.	6	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding		-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,563,575 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and 3,000,000 share issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 and 203,899,190 shares issued and outstanding, respectively	2,039	2,039
Additional paid-in capital	14,854,319	14,854,319
Accumulated Deficit	(15,631,630)	(15,511,703)

Total stockholders' deficit	(775,203)	(655,276)

Total liabilities and stockholders' deficit	$ 289,828	$ 369,733

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2017	2016

Revenue	$ 202,758	$ 100,000

Cost of Revenue	38,571	37,522

Gross Profit	164,187	62,478

Operating Expenses:
Selling expenses	83,609	60,293
Administrative expenses	117,845	95,653
Amortization and depreciation	28,380	249,792
Research and development	62,957	18,700

Total Operating Expenses	292,791	424,438

Loss from operations	(128,604)	(361,960)

Other Income (Expense)
Other income	12,095	-
Interest and other expenses	(3,418)	(5,178)

Total Other Income (Expense)	8,677	(5,178)

Net loss	$ (119,927)	$ (367,138)

Preferred stock dividends Series A Preferred	(11,423)	(4,394)

Net loss attributable to common shareholders	$ (131,350)	$ (371,532)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic and diluted	203,899,190	203,899,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For three	For three
	months ended	months ended
	December 31,	December 31,
	2017	2016

Net Loss	$ (119,927)	$ (367,138)

Adjustments to reconcile net loss to net cash
used in operating activities:
Write-off of license agreement	-	240,332
Amortization of Collabria client list	12,081	4,027
Amortization of ReadyOp software platform	16,299	5,433
(Increase) decrease in assets:
Accounts receivable	18,926	11,981
Inventory	4,835	(681)
Prepaid expenses and other current assets	4,000	9,103
Increase (decrease) in liabilities:
Accounts payable	19,301	1,893
Accrued expenses	13,395	19,383
Customer deposits	(10,000)	-
Deferred revenue	(4,783)	45,129

Net Cash Used in Operating Activities	(45,873)	(30,538)

Cash Flows From Financing Activities:
Proceeds from note payable stockholders	30,000	-
Principal payments on notes payable stockholders	(7,891)	(15,000)
Proceeds from issuance of Convertible Preferred stock	-	262,873

Net Cash Provided by Financing Activities	22,109	247,873

Net Increase (Decrease) in Cash	(23,764)	217,335

Cash - Beginning of Period	25,994	3,103

Cash - End of Period	$ 2,230	$ 220,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 791	$ 1,214
Cash paid for taxes	$ -	$ -

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

December 31, 2017

(unaudited)

NOTE 1   -ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in Florida on November 15, 1999.

The Company, through its wholly owned subsidiary VoiceInterop, Inc., designs, builds and installs unified group communication solutions, including unique hardware and customized software, for public and private enterprises and markets those services and products under the VoiceInterop brand name. VoiceInterop is one of the Company’s operating subsidiaries.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

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

Significant estimates include the assumptions used in valuation of deferred tax assets, estimated useful life of intangible assets, valuation of inventory and allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at December 31, 2017 and September 30, 2017.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $2,000 and $2,000 allowances for doubtful accounts as of December 31, 2017 and September 30, 2017, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month period ended December 31, 2017 was $16,299. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for three month period ended December 31, 2017 was $12,081.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ending December 31, 2017 and 2016, the Company had $62,957 and $18,700, respectively, in research and development costs from continuing operations.

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

As of December 31, 2017 and 2016, we had no options and warrants outstanding.  As of December 31, 2017 and 2016, the Company had 566,496 shares of Series A Convertible Preferred stock outstanding, respectively. As of December 31, 2017 and 2016, 40,750 shares of Series A Convertible Preferred stock outstanding are convertible into 4,075,000 shares of common stock and  525,746 shares of Series A Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of December 31, 2017 and 2016, we had 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 shares of common stock, respectively. As of December 31, 2017 and 2016, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of December 31, 2017 and 2016, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding. As of December 31, 2017 and 2016, no shares of Series E Convertible Preferred stock outstanding are convertible into shares of common stock. 3,000,000 shares of restricted Series E Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2017 and September 30, 2017, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,797 and $868 during the three months ended December 31, 2017 and 2016, respectively.

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

NOTE 4   - NOTES PAYABLE TO STOCKHOLDERS

As of December 31, 2017 and September 30, 2017, the Company had unsecured notes payable to stockholders totaling $155,480 and $134,087, respectively. These notes range in interest from 8% to 15% which are payable quarterly. One note in the amount of $7,891 matured on December 31, 2017. In February 2018, the Company repaid the principal amount due on the note along with accrued interest. The remaining balance of the notes mature on December 31, 2018.

In November 2016, the Company repaid the principal amount of $15,000 of a note payable to a shareholder.

In October 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on December 31, 2018.

Interest expense on the notes payable to stockholders was $3,418 and $5,178 for the three months ended December 31, 2017 and 2016, respectively.

NOTE 5 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of December 31, 2017 and September 30, 2017, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $56,372 and $44,949, respectively.

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

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,355 and $10,839 for the three months ended December 31, 2017 and 2016, respectively.

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

In October 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder.

In September 2017, the Company issued a promissory note to a shareholder and director in the amount of $35,000. The note bears interest at 8% per annum and matures on December 31, 2018.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature on December 31, 2018.

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

Rent expense incurred during the three months ended December 31, 2017 and 2016 was $11,355 and $10,839, respectively.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the three months ended December 31, 2017. Approximately 38% of the Company's revenues for the three months ended December 31, 2016 was derived from four customers. As of December 31, 2017 four customers accounted for approximately 60% of the Company’s total outstanding accounts receivable. As of December 31, 2016, two customers accounted for approximately 83% of the Company’s total outstanding accounts receivable.

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

  -and every year thereafter on the same date, for the life of the agreement until it is terminated.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing.

NOTE 8 –     SUBSEQUENT EVENTS

In February 2018, the Company repaid $7,891 of principal and $248 of accrued interest as payment in full of a promissory note to a shareholder that matured on December 31, 2017.

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

Results of Operations – Three Months Ended December 31, 2017 and 2016

Revenues

Revenues increased approximately 102% to $202,758 for the three months ended December 31, 2017 as compared to $100,000 for the three months ended December 31, 2016. This increase was due to the additional revenue generated by our subsidiary ReadyOp Communications, Inc. Sales of ReadyOp software and hardware amounted to approximately $180,140 for the three months ended December 31, 2017 compared with $43,317 in the same period in 2016. This increase was due to a 565% increase in sales of ReadyOp software from $23,917 to $159,140 and a 8% increase in sales of ReadyOp hardware from $19,400 to $21,000 for the three months ended December 31, 2016 and 2017, respectively. Sales of AudioMate AM360IP gateways and other hardware decreased approximately 83% to $5,766 from $34,491 for the three months ended December 31, 2017 and 2016, respectively. Total revenue for VoiceInterop declined approximately 60% to $22,618 for the three months ended December 31, 2017 as compared to $56,684 for the three months ended December 31, 2016. This decrease was primarily due to a decline in sales of AudioMate gateways from $33,534 in the period ended December 31, 2016 to $2,780 for the period ended December 31, 2017.

Cost of Revenues

Cost of revenues was $38,571 for the three months ended December 31, 2017 as compared to $37,522 for the three months ended December 31, 2016, an increase of approximately 3%. This increase  was primarily due costs associated with ReadyOp software $27,546 in the period ended December 31, 2017 to $4,783 in the period ended December 31, 2016, partially offset by a 73% decrease in costs associated with AM360 IP Gateways from $30,385 to $8,088 for the periods ended December 31, 2016 and 2017, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 were $292,791 compared to $424,438 for the three months ended December 31, 2016, a decrease of approximately 31%. The decrease was primarily due to the amortization expense of $240,332 associated with writing off the Collabria licensing agreement in the three months ended December 31, 2016. Selling expenses increased approximately 39% to $83,609 in the three months ended December 31, 2017 from $60,293 in the same period in 2016. This increase was primarily due to marketing personnel salaries associated with ReadyOp sales.. Administrative expenses increased approximately 23% to $117,845 in the three months ended December 31, 2017 from $95,653 in the same period in 2016. This increase was primarily due to increased administrative salaries along with payroll administration expenses.

Loss from Operations

Loss from operations for the three months ended December 31, 2017 was $128,604 compared to a loss of $361,960 for the three months ended December 31, 2016. The decrease in loss from operations in 2017 versus 2016 was primarily due to the amortization expense of $249,792  associated with writing off of the Collabria licensing agreement in the three month period ended December 31, 2016.  Gross margins were approximately 80% for the three months ended December 31, 2017 as compared to 62% for the three months ended December 31, 2016. The increase was primarily due to the higher margins generated from sales of ReadyOp software.

Other Income (Expenses)

Other income increased to $12,095 during the three months ended December 31, 2017 compared with $0.00 for the three months ended December 31, 2016.  The other income was generated from the fees generated from collecting accounts receivable for a third party. Interest and other expenses   decreased approximately 34% to $3,418 for the three months ended December 31, 2017 as compared with interest and other expenses of $5,178 in the three months ended December 31, 2016.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders was $131,350 for the three months ended December 31, 2017 compared to a net loss attributable to common shareholders of $371,532 for the three months ended December 31, 2016. Net loss per common share was $0.00 and $0.00 for the three months ended December 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $45,873 for the three month ended December 31, 2017 compared to $30,538 for the three months ended December 31, 2016. This increase was mainly attributable to the increase in amortization expense and accounts payable.

Net cash provided by financing activities was $22,109 for the three months ended December 31, 2017 compared to $247,873 for the three months ended December 31, 2016. This decrease  was primarily due to the proceeds from the sale of Preferred stock in the three months ended December 31, 2016 compared to no equity sales in the three months ended December 31, 2017.

Recent loans to the Company by a shareholder and director  has given us the ability to operate short term without the need to raise additional capital. We will continue to make a concentrated effort to restructure the company through the issuance of Preferred stock in exchange for cancellation of debt and issuance of stock in lieu of cash paid for services. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

We believe that in order to fund our business plan, we will need approximately $864,000 in new equity or debt capital.  In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities.  We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities.  Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future.  We also intend to continue to seek private financing from certain of our existing stockholders and others.

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

Critical Accounting Estimates

See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017 for information regarding our critical accounting estimates

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2017 in any material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

None.

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
(3)	Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2011 and hereby incorporated by reference.
(4)	Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011 and hereby incorporated by reference.
(5)	Filed as an exhibit to the registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012 and hereby incorporated by reference.
(6)	Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012 and hereby incorporated by reference.
(7)	Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and hereby incorporated by reference.
(8)	Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012 and hereby incorporated by reference.
(9)	Filed as an Exhibit to the registrant's annual report on Form-10K filed with the Securities and Exchange commission on January 14, 2014 and hereby incorporated by reference.
(10)	Filed as an Exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010 and hereby by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: February 13, 2018	By:	/s/ Michael M. Moore
Michael M. Moore Chief Executive Officer

Date: February 13, 2018	By:	/s/ Larry M. Reid
Larry M. Reid Chief Financial Officer