Form 10-K/A
period 2017-09-30
Cleartronic, Inc.
filed 2018-05-07
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

PART IV

23

Item 15.

Exhibits, Financial Statement Schedules.

24

EXPLANATORY NOTE

Cleartronic, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to its Annual Report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission on January 16, 2018, to amend Part II. Item 9A(T). Controls and Procedures and Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Based upon that assessment, management concluded that, as of September 30, 2017, the Company did not maintain effective internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management identified the following material weaknesses as of September 30, 2017 in the Company's internal control over financial reporting:

•

Insufficient Accounting Personnel and Infrastructure. Management did not maintain a sufficient complement of accounting personnel with appropriate knowledge, experience, and training, which resulted in inadequate segregation of duties within our internal control systems and delays in performing certain reviews. Management noted that the Company's computer systems are often running on older versions of accounting software with limited functionality that hindered our ability to automate controls. The insufficient accounting infrastructure resulted in deficiencies in the design and operating effectiveness over financial reporting that are considered a material weakness because they could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews at a level of precision necessary to identify a material error.

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

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures to adopt a formal travel and expense policy which will provide for approval of travel expenses by independent parties. For example, the Chairman of our Company will approve the travel and other expenses of our CEO. The CEO and CFO will approve the expenses of other employees and consultants. Therefore, we will have adequate controls and segregation of duties over the approval of all expenses reimbursed to employees and consultants.

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

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.46%	277,586	4.08%
Marc Moore	12,500,000	6.13%	-0-	-0-
Richard J. Martin	-0-	-0-	525,746	7.73%
Michael M. Moore (4)	35,000,000	17.17%	3,000,000	44.11%
Collabria, LLC (5) 1211 N. Westshore Blvd., Suite 401 Tampa, Florida 33607	25,000,000	12.26%	-0-	-0-
All directors and officers as a group (one person) (6)	52,516,325	25.76%	3,803,332	55.92%

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 203,899,190 shares were issued and outstanding.  As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 6,800,776 shares were issued and outstanding.  Mr. Reid owns one share of our Series B Preferred Stock and 277,585 shares of our Series C Preferred Stock.  See below for a description of our preferred stock and voting rights. Mr. Martin owns 525,746 shares of our Series A Preferred stock-Mr. Michael Moore owns 3,000,000 shares of our Series E Preferred Stock.

(3)

Mr. Reid is our president, chief financial officer, principal accounting officer, secretary, and director.

(4)

Mr. Michael Moore is our chief executive officer. Mr. Michael Moore's shares of common stock includes 25,000,000 held by Collabria, LLC. See note (5) below.

(5)

Collabria, LLC is an entity for which Mr. Michael Moore serves as the manager and has voting and dispositive power over such shares. Collabria, LLC's address is 1211 N. Westshore Blvd, Suite 401, Tampa, Florida 33607.

(6)

The number of total shares of common stock beneficially owned by "All directors and officers as a group" includes Mr. Michael Moore's beneficial ownership of the 25,000,000 held by Collabria, LLC. See note (5) above

As a result of the stock ownership by Mr. Reid, he is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

•

50,000,000 shares have been designated as Series C Preferred Stock, 2,563,375 of which are issued and outstanding

•

10,000,000 shares have been designated as Series D Preferred Stock, 670,904 of which are issued and outstanding; and

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

10.20**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.
10.21**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
31.1*	Amended Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Amended Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*

Amended Certification of both Michael M. Moore, Chief Executive Officer and Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Internactive Data Tags (Previously filed on Form 10-K on 01-16-2018)

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: May 4, 2017                                                                        By: /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By: /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Michael M. Moore Michael M. Moore /s/Larry M. Reid Larry M. Reid	Title Chief Executive Officer Chief Financial Officer and Principal Accouting Officer	Date May 4, 2018 May 4, 2018

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