Form 10-Q/A
period 2017-12-31
Cleartronic, Inc.
filed 2018-05-07
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

Cleartronic, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q (the "Form 10-Q/A") to its quarterly report on Form 10-Q for the period ended December 31, 2017, as filed with the Securities and Exchange Commission on February 13, 2018, to amend Part I, Item 4. Controls and Procedures.

Other than with respect to the foregoing, this Form 10-Q/A does not modify or update in any way the disclosures made in the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety; however, this Form 10-Q/A amends and restates only the disclosure pursuant to Part I, Item 4.

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

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. Management is preparing a travel and entertainment policy that provides for approval of these expenses by independent parties, which mitigates the concerns regarding segregation of duties. The CEO's travel and other expenses will be approved by the Chairman of the Board. For all other employees, the CEO and CFO will approve those expenses. Therefore, we will have adequate controls and segregation of duties over the approval of all expenses reimbursed to employees and consultants.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1	Amended Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Amended Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Amended Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101	Interactive data files pursuant to Rule 405 of Regulation S-T (Previously Filed FORM 10Q on 02/13/2018)

*	Filed with this FORM 10-Q/A
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

CLEARTRONIC, INC.

Date: May 4, 2018	By:	/s/ Michael M. Moore
Michael M. Moore Chief Executive Officer

Date: May 4, 2018	By:	/s/ Larry M. Reid
Larry M. Reid Chief Financial Officer