Form 10-Q
period 2018-03-31
Cleartronic, Inc.
filed 2018-05-21
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

-i-

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   203,899,190 shares as of May 21, 2018.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2018	2017
	(unaudited)
Current assets:
Cash	$ 5,101	$ 25,994
Accounts receivable, net	116,744	96,495
Inventory	12,146	30,259
Prepaid expenses and other current assets	688	10,689

Total current assets	134,679	163,437

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	108,672	141,270
ReadyOp customer list (net of amortization)	32,208	56,370

Total other assets	149,536	206,296

Total assets	$ 284,215	$ 369,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 480,681	$ 456,734
Accrued expenses	42,941	25,345
Deferred revenue, current portion	356,144	321,320
Notes payable - stockholders, current portion	147,543	16,498
Customer deposits	12,756	22,756

Total current liabilities	1,040,065	842,653

Long Term Liabilities
Deferred revenue, net of current portion	126,019	64,767
Notes payable - stockholders, net of current portion	-	117,589

Total long term liabilities	126,019	182,356

Total liabilities	1,166,084	1,025,009

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
566,496 and 566,496 shares issued and outstanding, respectively.	6	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
2,563,375 and 2,563,575 shares issued and outstanding, respectively	26	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and 3,000,000 share issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 and 203,899,190 shares issued and outstanding, respectively	2,039	2,039
Additional paid-in capital	14,854,319	14,854,319
Accumulated Deficit	(15,738,296)	(15,511,703)

Total stockholders' deficit	(881,869)	(655,276)

Total liabilities and stockholders' deficit	$ 284,215	$ 369,733

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended	For the threemonths ended	For the sixmonths ended	For the sixmonths ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue	$ 301,277	$ 87,155	$ 504,035	$ 187,155

Cost of Revenue	101,869	53,672	140,440	91,194

Gross Profit	199,408	33,483	363,595	95,961

Operating Expenses:
Selling expenses	103,671	23,949	187,281	61,165
Administrative expenses	110,985	192,370	228,829	311,100
Amortization	28,380	28,380	56,760	278,172
Research and development	59,618	28,514	122,575	47,214

Total Operating Expenses	302,654	273,213	595,445	697,651

Loss from operations	(103,246)	(239,730)	(231,850)	(601,690)

Other Income (Expense)
Other income	-	-	12,095	-
Interest and other expense	(3,420)	(3,752)	(6,838)	(8,930)

Total Other Expenses	(3,420)	(3,752)	5,257	(8,930)

Net loss	(106,666)	(243,482)	(226,593)	(610,620)

Preferred stock dividends Series A Preferred	(11,237)	(11,175)	(22,660)	(15,569)

Total preferred stock dividends	(11,237)	(11,175)	(22,660)	(15,569)

Net loss attributable to common stockholders	$ (117,903)	$ (254,657)	$ (249,253)	$ (626,189)

Loss per Common Share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average of Shares Outstanding - basic and diluted	203,899,190	203,899,190	203,899,190	203,899,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2018	March 31, 2017

NET LOSS	$ (226,593)	$ (610,620)

Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Amortization of license agreement	-	240,332
Amortization of ReadyOp software platform	32,600	21,732
Amortization of ReadyOp customer list	24,160	16,108
Provision for bad debt	8,000	-
(Increase) decrease in assets:
Accounts receivable	(28,248)	(36,565)
Inventory	18,113	(1,726)
Prepaid expenses and other current assets	10,000	-
Increase (decrease) in liabilities:
Accounts payable	23,949	(6,193)
Accrued expenses	16,832	(898)
Deferred revenue	96,076	195,572
Customer deposit	(10,000)	-

Net Cash Used in Operating Activities	(35,111)	(182,258)

Cash Flows From Financing Activities
Proceeds from notes payable stockholders	30,000	-
Repayment of notes payable stockholders	(15,782)	(15,000)
Proceeds from issuance of convertible preferred stock	-	262,873

Net Cash Provided by Financing Activities	14,218	247,873

Net increase (decrease) in cash	(20,893)	65,615

Cash at beginning of period	25,994	3,103

Cash at end of period	$ 5,101	$ 68,718

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,338	$ 7,001
Cash paid for taxes	$ -	$ -

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

March 31, 2018

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not ownany cash equivalents at March 31, 2018 and September 30, 2017.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $10,000 and $2,000 allowances for doubtful accounts as of March 31, 2018 and September 30, 2017, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the six and three month period ended March 31, 2018 was $32,600 and $16,301, respectively. The amortization expense for the six and three month period ended March 31, 2017 was $21,732 and $16,299, respectively. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the six and three month period ended March 31, 2018 and 2017 was $24,160 and $12,079, respectively. The amortization expense for the six and three month period ended March 31, 2017 was $16,108 and $12,081, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the six and three month ended March 31, 2018 and 2017, the Company had $122,575 and $59,618 and $47,214 and $28,514 respectively, in research and development costs from continuing operations.

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

As of March 31, 2018 and 2017, we had no options and warrants outstanding.  As of March 31, 2018 and 2017, the Company had 566,496 shares of Series A  Convertible Preferred stock outstanding, respectively. As of March 31, 2018 and 2017, 40,750 shares of Series A Convertible Preferred stock outstanding are convertible into 4,075,000 shares of common stock and  525,746 shares of Series A Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of March 31, 2018 and 2017, we had 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 12,816,875 shares of common stock, respectively. As of March 31, 2018 and 2017, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of March 31, 2018 and 2017, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding. As of March 31, 2018 and 2017, no shares of Series E Convertible Preferred stock outstanding are convertible into shares of common stock. 3,000,000 shares of restricted Series E Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2018 and September 30, 2017, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,147 and $1,835 during the three months ended March 31, 2018 and 2017, respectively, and $3,944 and $2,703 during the six months ended March 31, 2018 and 2017, respectively.

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

NOTE 4   - NOTES PAYABLE TO STOCKHOLDERS

As of March 31, 2018 and September 30, 2017, the Company had unsecured notes payable to stockholders totaling $147,543 and $134,087, respectively. These notes range in interest from 8% to 15% which are payable quarterly. The remaining balance of the notes mature on December 31, 2018.

In October 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder. In February 2018, the Company paid $7,891 of principal and $248 of accrued interest as full payment of a note payable to a shareholder that matured on December 31, 2017.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on December 31, 2018.

Interest expense on the notes payable to stockholders was $3,420 and $3,752 for the three months ended March 31, 2018 and 2017, respectively, and $6,838 and $8,930 for the six months ended March 31, 2018 and 2017, respectively.

NOTE 5 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of March 31, 2018 and September 30, 2017, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $67,609 and $44,949, respectively.

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

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,631 and $11,203 for the three months ended March 31, 2018 and 2017, respectively, and $22,985 and $22,042 for the six months ended March 31, 2018 and 2017, respectively.

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

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature December 31, 2018.

In February 2018, the Company paid $7,891 of principal and $248 of accrued interest as full payment of a promissory note that matured on December 31, 2017.

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

Rent expense incurred during the six months ended March 31, 2018 and 2017 was $22,985 and $22,042, respectively. Rent expense incurred during the three months ended March 31, 2018 and 2017 was $11,631 and $11,203, respectively.

Revenue and Accounts Receivable Concentration

Approximately 16% and 15% of the Company’s revenues for the six months ended March 31, 2018 and 2017 were derived from one customer, respectively. As of March 31, 2018 one customer accounted for approximately 55% of the Company’s total outstanding accounts receivable. As of September 30, 2017, two customers accounted for approximately 24% of the Company’s total outstanding accounts receivable.

Letter of Intent and Spin-Off

In March 2018, the Company approved a Letter of intent to be issued by its subsidiary VoiceInterop, Inc. to CanniPlus Global, Inc. The Company also approved that the Company spin-off VoiceInterop into a separate company under a Form-10 registration to be filed with the United States Securities and Exchange Commission. As of the date of this filing, the transaction has not been completed.

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

The Company paid USFRF a License Issue Fee of $3,000 and $7,253.50 as reimbursement of expenses associated with the filing of the Licensed Patent. The Company agreed to complete the first commercial sale of products to the retail customer on or before January 31, 2019 or USFRF has theright to terminate the agreement. In addition, the Company agreed that it will have made and tested a prototype by August 31, 2018 or USFRF has the right to terminate the agreement. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021

  -and every year thereafter on the same date, for the life of the agreement or until it is terminated.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing.

NOTE 8 –     SUBSEQUENT EVENTS

In April 2018, the Board of Directors approved a share exchange agreement with an officer and director Richard J. Martin whereby Mr. Martin would exchange 53,500 shares of Series A Preferred stock for 1,070,000 shares of Series C Preferred stock.

In April 2018, the Board of Directors approved a special stock dividend for certain shareholders of the corporation. The resolution provided that each common shareholder shall receive .075 shares of VoiceInterop, Inc. for each one (1) share of Cleartronic common stock held by the shareholder, and each shareholder of Cleartronic Series C and Series D preferred stock shall receive .375 shares of VoiceInterop, Inc. common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder. The Board further resolved that the record date for the dividend distribution shall be the first business day following an effective statement from the SEC regarding a pending S-1 registration statement. As of the date of this filing, the transaction had not been completed.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenue

Revenues increased approximately 245% to $301,277 for the three months ended March 31, 2018 as compared to $87,155 for the three months ended March 31, 2017.   The primary reason for the increase in revenue was due to a CommandPhone project installed by VoiceInterop in the three months ended March 31, 2018. Deferred revenue increased by approximately 10% to $482,163 as of March 31, 2018 when compared to $438,909 as of September 30, 2017. Revenues from sales of VoiceInterop software, hardware and maintenance agreements increased to $112,144 during the three month period ended March 31, 2018, compared to sales of $41,467 for the three month period ended March 31, 2017. This increase in sales was due to a project sale of CommadPhone software and third-party hardware in the three months ended March 31, 2018. In the three month period ended March 31, 2017 the Company sold no software/hardware projects. Approximately 96% of VoiceInterop revenue was generated by sales of VoiceInterop IP Gateways and revenue from support contracts.

Cost of Revenue

Cost of revenues was $101,869 for the three months ended March 31, 2018 as compared to $53,672 for the three months ended March 31, 2017. The increase was due to an increase in sales by both VoiceInterop and ReadyOp Communications.  Gross profits were $199,408 and $33,483 for the three months ended March 31, 2018 and 2017, respectively. Gross margins increased to 65% from 38% for the three months ended March 31, 2018 and 2017, respectively. The primary reason for the increase in gross profit margin is the lower costs associated with ReadyOp software along with lower software and labor costs in completing a VoiceInterop project.

Operating Expenses

Operating expenses increased approximately 11% to approximately $302,654 for the three months ended March 31, 2018 compared to $273,213 for the three months ended March 31, 2017.  For the three months ended March 31, 2018, selling expenses increased   to $103,671 from $23,949 for the three months ended March 31, 2017, which was primarily due to increased marketing salaries associated with ReadyOp sales and increased commission expenses associated with VoiceInterop sales. General and administrative expenses decreased by $81,385 or approximately 42% which was primarily caused by lower payroll expenses associated with the ReadyOp software platform. Research and development expenses were $59,618 for the three months ended March 31, 2018 as compared to $28,514 for the three months ended March 31, 2017 due to development expenses associated with ReadyOp software and development expenses associated with a technology patent owned by the University of South Florida Research Foundation.

Loss from Operations

The Company’s net loss from operations decreased to $103,246 during the three months ended March 31, 2018 as compared to $239,730 for the three months ended March 31, 2017. The primary reason for the decrease was due to the increase in sales of VoiceInterop projects and higher revenues generated from the sale of ReadyOp software licenses.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $117,903 for the three months ended March 31, 2018 as compared to a net loss of $254,657 for the three months ended March 31, 2017.

FOR THE SIX MONTHS ENDED MARCH 31, 2018 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2017

Revenue

Revenues from operations were $504,035 for the six months ended March 31, 2018 as compared to $187,155 for the six months ended March 31, 2017. The increase was primarily due to the installation of a CommandPhone project by VoiceInterop and an increase in sales of ReadyOp software licenses.

Cost of Revenue

Cost of revenues was $140,440 for the six months ended March 31, 2018, as compared to $91,194 for the six months ended March 31, 2016.  This increase was primarily due to increase sales by VoiceInterop and ReadyOp Communications. Gross profits were $363,595 and $95,961 for the six months ended March 31, 2018 and 2017, respectively.  Gross margins increased to 72% from 51% for the six months ended March 31, 2018 and 2017, respectively. The increase in gross profits was primarily due lower costs associated with VoiceInterop software and labor and lower costs associated with ReadyOp software.

Operating Expenses

Operating expenses for the six months ended March 31, 2018 were $595,445 compared to $697,651 for the six months ended March 31, 2017. The decrease was primarily due to decreased amortization expense associated with the writing-off of the licensing agreement with Collabria LLC. partially offset by higher research and development expenses and higher selling expense.

Loss from Operations

The Company’s loss from operations decreased to $231,850 during the six months ended March 31, 2018 as compared to a loss of $601,690 for the six months ended March 31, 2017. The primary reason for this decrease was a decrease in amortization expense of approximately 80% to $56,760 from $278,172 for the six months ended March 31, 2018 and 2017, respectively

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $249,253 and $626,189 for the six months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a reduction of approximately $221,000 in amortization expense associated with the writing-off of the Collabria LLC licensing agreement, a decrease in administrative expense offset by increases in selling and research and development expense. Net loss per common share was $(0.00) and $(0.00) for the six months ended March 31, 2018 and 2017 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $35,111 for the six months ended March 31, 2018 compared to $182,258 for the six months ended March 31, 2017. This decrease was mainly attributable to the lower net loss of $226,593 for the six months ended March 31, 2018 as compared to $610,620 for the six months ended March 31, 2017 which was partially offset by lower amortization costs and deferred revenue.

Net cash provided by financing activities was $14,218 for the six months ended March 31, 2018 compared to $247,873 for the six months ended March 31, 2017. The decrease was primarily due to proceeds of $262,873 received from the issuance of Convertible Preferred stock in the six months ended March 31, 2017.

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

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Amended Annual Report on Form 10-K for the year ended September 30, 2017 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the CEO and PFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a Chief Financial Officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  Management has approved a travel and entertainment policy that provides for approval of these expenses by independent parties, which mitigates the concerns regarding segregation of duties. The CEO’s travel and other expenses are approved by the Chairman of the Board. For all other employees, the CEO and CFO approve those expenses. Therefore, management believes we have adequate controls and segregation of duties over the approval of all expenses reimbursed to employees and consultants.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2018 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

CLEARTRONIC, INC.

May 21, 2018

By: /s/ Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By:/s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer