Form 10-Q
period 2018-06-30
Cleartronic, Inc.
filed 2018-08-20
CIK 1362516

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No__

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   203,899,190 shares as of August 20, 2018.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2018	2017
	(Unaudited)
Current assets:
Cash	$ 8,934	$ 25,994
Accounts receivable, net	158,677	96,495
Inventory	9,842	30,259
Prepaid expenses and other current assets	6,554	10,689
Note receivable	50,000	-

Total current assets	234,007	163,437

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	92,373	141,270
ReadyOp customer list (net of amortization)	20,127	56,370

Total other assets	121,156	206,296

Total assets	$ 355,163	$ 369,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 479,317	$ 456,734
Accrued expenses	122,171	25,345
Deferred revenue, current portion	407,978	321,320
Notes payable - stockholders, current portion	149,223	16,498
Due to unrelated parties	68,000	-
Customer deposits	12,756	22,756

Total current liabilities	1,239,445	842,653

Long Term Liabilities
Deferred revenue, net of current portion	111,334	64,767
Notes payable - stockholders, net of current portion	-	117,589

Total long term liabilities	111,334	182,356

Total liabilities	1,350,779	1,025,009

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,
512,996 and 566,496 shares issued and outstanding, respectively.	5	6
Series B preferred stock - $.00001 par value; 10 shares authorized,
1 share issued and outstanding	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,
3,633,375 and 2,563,575 shares issued and outstanding, respectively	37	26
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,
670,904 and 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,
3,000,000 and 3,000,000 share issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized,
203,899,190 and 203,899,190 shares issued and outstanding, respectively	2,039	2,039
Additional paid-in capital	14,854,309	14,854,319
Accumulated Deficit	(15,852,043)	(15,511,703)

Total stockholders' deficit	(995,616)	(655,276)

Total liabilities and stockholders' deficit	$ 355,163	$ 369,733

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$ 225,030	$ 161,025	$ 729,065	$ 354,180

Cost of revenue	36,572	43,222	177,012	134,416

Gross profit	188,458	117,803	552,053	219,764

Operating Expenses:
Selling expenses	111,100	94,748	298,381	231,682
Administrative expenses	110,065	113,964	338,894	351,083
Research and development	49,417	21,217	171,992	68,452
Amortization	28,380	28,380	85,140	306,552

Total operating expenses	298,962	258,309	894,407	957,769

Loss from operations	(110,504)	(140,506)	(342,354)	(738,005)

Other Income (Expense)
Other income	-	-	12,095	-
Interest expense	(3,243)	(4,577)	(10,081)	(13,507)
Total Other Income (Expense)	(3,243)	(4,577)	2,014	(13,507)

Net loss	(113,747)	(145,083)	(340,340)	(751,512)

Preferred stock dividends Series A Preferred	(10,857)	(11,298)	(33,517)	(26,867)

Net loss attributable to common stockholders	$ (124,604)	$ (156,381)	$ (373,857)	$ (778,379)

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average of shares outstanding:
Basic and diluted	203,899,190	203,899,190	203,899,190	203,899,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	June 30, 2018	June 30, 2017

NET LOSS	$ (340,340)	$ (751,512)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license agreement	-	240,332
Amortization of ReadyOp software platform	48,897	38,033
Amortization of ReadyOp customer list	36,243	28,187
Allowance for doubtful accounts	8,000	-
(Increase) decrease in assets:
Accounts receivable	(70,183)	(57,974)
Inventory	20,417	(13,191)
Prepaid expenses and other current assets	4,134	-
Increase (decrease) in liabilities:
Accounts payable	22,585	(23,625)
Accrued expenses	97,746	(3,358)
Customer deposits	(10,000)	-
Deferred revenue	133,223	353,946

Net Cash Used in Operating Activities	(49,278)	(189,162)

Cash Flows From Investing Activities
Issuance of note receivable	(50,000)	-

Net Cash Used in Investing Activities	(50,000)	-

Cash Flows From Financing Activities
Repayment of notes payable stockholders	(15,782)	(22,891)
Proceeds from due to unrelated parties	68,000	-
Proceeds from issuance of Convertible Preferred stock	30,000	262,873

Net Cash Provided by Financing Activities	82,218	239,982

Net Increase (Decrease) In Cash	(17,060)	50,820

Cash - Beginning of Period	25,994	3,103

Cash - End of Period	$ 8,934	$ 53,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,388	$ 8,169

Cash paid for taxes	$ -	$ -

NON-CASH FINANCING ACTIVITIES:
During the nine months ended June 30, 2018, a shareholder and director exchanged 53,500 shares of Series A Convertible
Preferred stock for 1,070,000 shares of Series C Preferred stock.
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

June 30, 2018

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at June 30, 2018 and September 30, 2017.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $10,000 and $2,000 allowances for doubtful accounts as of June 30, 2018 and September 30, 2017, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the nine and three month period ended June 30, 2018 was $48,897 and $16,297, respectively. The amortization expense for the nine and three month period ended June 30, 2017 was $38,033 and $16,301, respectively. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the nine and three month period ended June 30, 2018 was $36,243 and $12,083, respectively. The amortization expense for the nine and three month period ended June 30, 2017 was $28,187 and $12,079, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution.

Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the nine and three month ended June 30, 2018 and 2017, the Company had $171,992 and $49,417 and $68,452 and $21,217 respectively, in research and development costs from continuing operations.

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

As of June 30, 2018 and 2017, we had no options and warrants outstanding.  As of June 30, 2018 and 2017, the Company had 512,996 and 566,496 shares of Series A  Convertible Preferred stock outstanding, respectively. As of June 30, 2018 and 2017, 40,750 shares of Series A Convertible Preferred stock outstanding are convertible into 4,075,000 shares of common stock and  472,246 shares of Series A Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date. As of June 30, 2018 and 2017, we had 3,633,375 and 2,563,375 shares of Series C Convertible Preferred stock outstanding which are convertible into 18,166,875 and 12,816,875 shares of common stock, respectively. As of June 30, 2018 and 2017, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of June 30, 2018 and 2017, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding. As of June 30, 2018 and 2017, no shares of Series E Convertible Preferred stock outstanding are convertible into shares of common stock. 3,000,000 shares of restricted Series E Convertible Preferred stock outstanding are convertible after a two-year period from the issuance date.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2018 and September 30, 2017, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,003 and $1,899 during the three months ended June 30, 2018 and 2017, respectively, and $5,947 and $4,602 during the nine months ended June 30, 2018 and 2017, respectively.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining therelated principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

As of June 30, 2018 and September 30, 2017, the Company had unsecured notes payable to stockholders totaling $149,223 and $134,087, respectively. These notes range in interest from 8% to 15% which are payable quarterly. The remaining balance of the notes mature on December 31, 2018.

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

Interest expense on the notes payable to stockholders was $3,243 and $4,577 for the three months ended June 30, 2018 and 2017, respectively, and $10,081 and $13,507 for the nine months ended June 30, 2018 and 2017, respectively.

NOTE 5 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of June 30, 2018 and September 30, 2017, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $78,466 and $44,949, respectively.

Preferred stock issued for cash

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

Series A Preferred stock exchanged for Series C Preferred stock

In April 2018 a shareholder and director exchanged 53,500 shares of Series A Preferred stock for 1,070,000 shares of Series C Preferred Stock

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

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the nine months ended June 30, 2018, VoiceInterop, Inc. committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of June 30, 2018, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,652 and $11,179 for the three months ended June 30, 2018 and 2017, respectively, and $34,657 and $33,197 for the nine months ended June 30, 2018 and 2017, respectively.

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

Rent expense incurred during the nine months ended June 30, 2018 and 2017 was $52,331 and $47,245, respectively. Rent expense incurred during the three months ended June 30, 2018 and 2017 was $17,345 and $21,203, respectively.

Revenue and Accounts Receivable Concentration

Approximately 11% and 10% of the Company’s revenues for the nine months ended June 30, 2018 and 2017 were derived from one customer, respectively. As of June 30, 2018 two customers accounted for approximately 35% of the Company’s total outstanding accounts receivable. As of September 30, 2017, two customers accounted for approximately 24% of the Company’s total outstanding accounts receivable.

Letter of Intent and Spin-Off

In March 2018, the Company approved a Letter of intent to be issued by its subsidiary VoiceInterop, Inc. to CanniPlus Global, Inc. The Company also approved that the Company spin-off VoiceInterop into a separate company under a Form-10 registration to be filed with the United States Securities and Exchange Commission.

Asset Purchase Agreement and Subsequent Cancellation of Agreement

On April 23, 2018 the company approved an asset purchase agreement whereby VoiceInterop, Inc. would acquire the assets of CanniPlus Global, Inc. On May 15, 2018, the Company issued a note receivable in the amount of $50,000 to CanniPlus Global, Inc. The note receivable bears interest of 10% and is due on February 15, 2019. On May 31, 2018, the asset purchase agreement was cancelled due to major discrepancies in the schedule of assets to be acquired.

Declaration of Stock Dividend

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the corporation. That each common shareholder would receive .075 shares of VoiceInterop, Inc. common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of VoiceInterop, Inc. common stock fo each one (1) share of Series C or Series D Preferred stock held by the shareholder.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the SEC regarding a pending S-1 filing.

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

FOR THE THREE MONTHS ENDED JUNE  30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenue

Revenues increased to $225,030 for the three months ended June 30, 2018 as compared to $161,025 for the three months ended June 30, 2016.   The primary reason for the increase in revenue was due to an increase in sales of ReadyOp software from $116,750 in 2017 to $185,341 in 2018, or approximately 59%.  Deferred revenue also increased by approximately 285% to $519,312 as of June 30, 2018 as compared to $403,802 as of June 30, 2017. Approximately 95% of our licenses sold are for one-year terms.

 Revenues from sales of VoiceInterop software, hardware and maintenance agreements decreased approximately 21% to $32,899 during the three-month period ended June 30, 2018, compared to sales of $41,575 for the three month period ended June 30, 2017.

Cost of Revenue

Cost of revenues was $36,572 for the three months ended June 30, 2018 as compared to $43,222 for the three months ended June 30, 2017.   Gross profits were $188,458 and $117,803 for the three months ended June 30, 2018 and 2017, respectively. Gross margins increased approximately 11% from 73% for the three months ended June 30, 2017 to 84% for the three months ended June 30, 2018. The increase in gross profit margins was primarily due to higher margins associated with sales of the ReadyOp software platform.

Operating Expenses

Operating expenses increased approximately 16% to approximately $298,962 for the three months ended June 30, 2018 compared to $258,309 for the three months ended June 30, 2017.  For the three months ended June 30, 2018, selling expenses increased to $111,100 from $94,748 for the three months ended June 30, 2017. The increase was primarily due to increased salaries associated with marketing of ReadyOp software. General and administrative expenses decreased by $3,899 or approximately 3% which was a result of increased efficiencies associated with  the ReadyOp software platform and its operations. Research and development expenses were $49,417 for the three months ended June 30, 2018 as compared to $21,217 for the three months ended June 30, 2017. The increase was primarily due to additional development costs of adding new features to the ReadyOp software platform and expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Loss from Operations

The Company’s net loss from operations decreased to $110,504 during the three months ended June 30, 2018 as compared to $140,506 for the three months ended June 30, 2017. The primary reason for the decrease was due to the increase in gross profit of approximately 60% from $117,803 to $188,458 in the three months ended June 30, 2017 and 2018, respectively.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $124,604 for the three months ended June 30, 2018 as compared to a net loss of $156,381 for the three months ended June 30, 2017. The primary reason for the decrease was due to the increase in gross profit of approximately 60% from $117,803 to $188,458 in the three months ended June 30, 2017 and 2018, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2017

Revenue

Revenues from operations were $729,065 for the nine months ended June 30, 2018 as compared to $354,180 for the nine months ended June 30, 2017. The increase was primarily due a steady increase in sales of the ReadyOp software platform and thw installation of CommandPhone project by VoiceInterop.

Cost of Revenue

Cost of revenues was $177,012 for the nine months ended June 30, 2018, as compared to $134,416 for the nine months ended June 30, 2017. This increase was a result of the increase in revenue for the same period. Gross profits were $552,053 and $219,764 for the nine months ended June 30, 2018 and 2017, respectively. Gross margins increased to 75% from 62% for the nine months ended June 30, 2018 and 2017, respectively. The increase in gross profit margins was primarily due higher margins associated with sales of the ReadyOp software platform.

Operating Expenses

Operating expenses for the nine months ended June 30, 2018 were $894,407 compared to $957,769 for the nine months ended June 30, 2017. The decrease was primarily due to a decrease of $221,412 in amortization expense which was associated with the writing-off of the licensing agreement with Collabria LLC for the ReadyOp software product in the nine months ended June 30, 2017. This reduction was partially offset by increased research and development and selling expenses. The increase was primarily due to additional development costs of adding new features to the ReadyOp software platform and expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Loss from Operations

The Company’s net loss from operations decreased to $342,354 during the nine months ended June 30, 2018 as compared to a loss of $738,005 for the nine months ended June 30, 2017. The primary reason for this decrease was the increase in gross profit and reduced operating expenses to $894,407 for the nine months ended June 30, 2018 compared to $957,769 for the same period in 2017.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $373,857 and $778,379 for the nine months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to an increase in gross profit of approximately 151%, from $219,764 to $552,053 in the nine months ended June 30, 2017 and 2018, respectively. Net loss per common share was $0.00 and $0.00 for the nine months ended June 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $49,278 for the nine months ended June 30, 2018 compared to $189,162 for the nine months ended June 30, 2017. This decrease was mainly attributable to the smaller net loss of $340,340 for the nine months ended June 30, 2018 as compared to $751,512 for the nine months ended June 30, 2017.

Net cash used in investing activities was $50,000 for the nine months ended June 30, 2018 compared to $0 for the nine months ended June 30, 2017. This increase was mainly attributable to the issuance of note receivable - unrelated party during the nine months ended June 30, 2018.

Net cash provided by financing activities was $82,218 for the nine months ended June 30, 2018 compared to $239,982 for the nine months ended June 30, 2017. The decrease was primarily due to proceeds received from the issuance of Convertible Preferred stock which was partially offset by principal payments made on notes payable during the nine months ended June 30, 2017.

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

The costs to operate our current business are approximately $95,000 per month, which includes research and development costs. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $120,000 per month at current operating margins.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended June 30, 2018 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

August 20, 2018

By: /s/ Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By:/s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer