Form 10-Q/A
period 2018-06-30
Cleartronic, Inc.
filed 2018-08-21
CIK 1362516

1

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1	Amended Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Amended Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Amended Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101	XBRL Interactive data files pursuant to Rule 405 of Regulation S-T*

*	Filed herewith.
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

August 21, 2018

By: /s/ Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By:/s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer