Form 10-K
period 2018-09-30
Cleartronic, Inc.
filed 2019-01-22
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 000-55329

CLEARTRONIC, INC.
0 (Exact name of registrant as specified in its charter)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 30, 2018 (based on the closing sale price of $0.06 per share of the registrant’s common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $7,020,000.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 29, 2018 the registrant had outstanding 203,899,190 shares of common stock, par value $0.00001 per share.

-i-

Table of Contents

PART I

2

Item 1.

Business.

2

Item 1A.

Risk Factors.

8

Item 1B.

Unresolved Staff Comments.

8

Item 2.

Properties.

8

Item 3.

Legal Proceedings.

8

Item 4.

(Removed and Reserved).

8

PART II

9

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.

9

Item 6.

Selected Financial Data.

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

15

Item 8.

Financial Statements and Supplementary Data.

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

15

Item 9A.

Controls and Procedures.

15

Item 9B.

Other Information.

17

PART III

17

Item 10.

Directors, Executive Officers and Corporate Governance.

17

Item 11.

Executive Compensation.

19

Item 12.

Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

20

Item 13.

Certain Relationships and Related Transactions and Director Independence.

23

Item 14.

Principal Accounting Fees and Services.

25

PART IV

26

Item 15.

Exhibits, Financial Statement Schedules.

26

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

Business Overview

We do not currently have sufficient capital to conduct the present or proposed business activities described below.  The costs to operate our business are approximately $115,000 per month.  In order for us to cover our monthly operating expenses, we must generate revenues of approximately $175,000 per month.  Accordingly, in the absence of revenues, we must secure $115,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $1,380,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue any business activities.  We have not obtained any commitments for additional capital, and we may not be able to obtain any additional capital on terms not unfavorable to us, if at all.

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

We have designed and customized standards based audio and voice collaboration solutions for prospective customers as part of a unified group communication system.  We consider all aspects of a potential customer’s information technology resources and existing telecommunications network in creating a design best suited for that customer.  In 2013, we developed our own proprietary group communication solution and have built and installed four of these solutions as of the filing date of this report.  Prior to developing our own solution we used WAVE software as the core component.  We have designed, built and installed 20 unified group communication solutions as of the filing date of this report, 14 of which utilize WAVE software.  In November 2013, we discontinued using WAVE software as a component in our unified communication solution installations.

Revenues have been generated from the design, construction and installation of the group communication systems.  We have also generated revenues from maintenance and support contracts, once a unified group communication solution has been installed and tested.  While we no longer sell WAVE based systems we will continue to support the installations that we have previously installed.  We also sell our proprietary line of Internet Protocol Gateways which we have branded the AudioMate 360 IP Gateway, discussed below.  These units are currently being sold directly to end-users and by Value Added Resellers (“VARs”).  As of the date of this filing, we have approximately 10 active VARs, and we have sold our gateways to more than 1,000 end-users in the United States and 18 foreign countries.

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

Mr. Moore will be paid a base salary of $16,667 per months. A copy of the employment agreement with Mr. Moore has been previously filed on January 13, 2016 as an exhibit to a Form 10-K.  is attached as an exhibit to this 10-K report.

Adequacy of Working Capital for Cleartronic

We estimate that we will need at least $1.38 million to continue operations over the next 12 months.  We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means.  If we are not able to raise additional capital, we will not be able to continue operations and our business may fail.

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

Employees

As of the date of this report, we have eight employees, Michael M. Moore, our Chief Executive Officer and Director, Larry M. Reid, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, and  Director. James Concannon, Sales Director VoiceInterop, Inc., John Ohl, Engineering Director ReadyOp communications, Inc., Gene Hubbard, Technical Assistant ReadyOp Communications, Inc,  Jennifer Ohl, Customer Service Manager, ReadyOp Communications, Inc. and Gabriel Saffold, Director Research and Development.

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

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

The Company executed a new lease with its current landlord on December 1, 2018. The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,630. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2021.

..

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

The following table sets forth the high and low bid prices for our common stock on the OTCQB and OTCPINK as reported by various market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2017 Quarter Ended:
December 31, 2016	$0.05	$0.0072
March 31, 2017	$0.09	$0.0485
June 30, 2017	$0.06	$0.0433
September 30, 2017	$0.055	$0.035

Fiscal 2018 Quarter Ended:
December 31, 2017	$0.06492	$0.037
March 31, 2018	$0.085	$0.0351
June 30, 2018	$0.085	$0.025
September 30, 2018	$0.05	$0.0201

Fiscal 2019 Quarter Ended:
December 31, 2018	$0.035	$0.0201

As of December 31, 2018, we were authorized to issue 5,000,000,000 shares of our common stock, of which 203,899,190 shares were outstanding.  Our shares of common stock are held by approximately 200 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2018 and 2017, the cumulative arrearage of undeclared dividends totaled $88,683 and $44,949, respectively.

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

Going Concern

As of September 30, 2018, we had current assets of $124,836 and current liabilities of $1,293,364  Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of September 30, 2018, Cleartronic had an accumulated deficit of $16,044,512, which included a net loss of $532,809 reported for the year ended September 30, 2018.  Also, during the year ended September 30, 2018, we used net cash of $21,365 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended September 30, 2018, Compared to Year Ended September 30, 2017.

Revenues.  Revenues increased 125% to $782,232 in 2018, from $346,942 during 2017.  This increase of approximately $435,290 was primarily due to increased sales of the ReadyOp software platform. Revenue from our other subsidiary, VoiceInterop, Inc., increased approximately 7% to $191,635 in 2018 to $179,377 in 2017, which is included in income from discontinued operations.

Cost of Revenues and Gross Margins.  Cost of revenues increased from $83,543 in 2017, to $123,644 in 2018.  Gross margins increased approximately to 84% or $685,588 in 2018 from $263,399 in 2017.  The primary reason was due to the increased sales of ReadyOp software subscriptions which generate higher margins.

Operating Expenses.  Operating expenses remained fairly consistent in 2018 which is $1,104,229 as compared to $1,107,967 during 2017.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization and depreciation expense.

Selling Expenses.  Selling expenses increased approximately 42% from $295,138 in 2017, to $420,123 in 2018, primarily due to increased travel expenses and salaries associated with additional sales staff.

Administrative Expenses.  Administrative expenses decreased approximately 6% from $372,129 in 2017, to $348,330 in 2018, primarily due to a decrease in general office expense.

Research and Development Expenses.  Research and development expenses increased approximately 110% to $222,256 in 2018, from $105,768 in 2017, due to additional development expense related to improvements and upgrades in the ReadyOP software platform.

Amortization and Depreciation Expenses.  Amortization expense was $113,520 in 2018 and $334,932 in 2017 a decrease of 66%.  The decrease was primarily due to the write off in the amount of $240,332 on a licensing agreement with Collabria LLC in the year ended September 30, 2017.

Other Income and Other Expense.   Interest and other expense increased from $9,042 in 2017 to $13,324 in 2018. The increase was primarily due to an increase in interest expense associated with notes payable.

Net Loss.  Net losses were $532,809 and $859,183 for 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $7,147 during the fiscal year ended September 30, 2018, to $413.  Net cash used in operating activities for the fiscal year ended September 30, 2018, was $21,365 as compared to $258,951 for the fiscal year ended September 30, 2017, due primarily to the decrease was primarily due to the write off of the licensing agreement with Collabria in fiscal 2017.   We funded our operating activities during the most recent fiscal year through financing activities that generated net proceeds of approximately $14,218.

At September 30, 2018, our total liabilities were $1,405,697, which included $502,178 in accounts payable, $169,673 in accrued expenses, $147,589 in notes payable stockholders, and $466,695 in deferred revenue.

Based on our VoiceInterop business and the acquisition of the ReadyOp software platform and the Collabria client list we have developed a business plan.  The business plan calls for us to continue to market and sell unified communications hardware and software directly to enterprise customers.  We intend to market the ReadyOp™ software through commissioned sales representatives.  We believe these sales will increase the sales of the AudioMate 360 IP Gateway

We believe that in order to fund our business plan, we will need approximately $1,380,000 in new equity or debt capital.  In the past, in addition to revenues and deferred revenues, we have obtained funds from the private sale of our debt and equity securities.  We have also had discussions with several securities broker-dealers with respect to a private or public offering of our securities.  Although none of such discussions has resulted in any funding, we intend to continue to have such discussions in the future.  We also intend to continue to seek private financing from certain of our existing stockholders and others.

Our current operating expenses are approximately $115,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $175,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $115,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $1,380,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

Financing Activities

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

•

In September 2017, we issued an 8% promissory note to a shareholder and director for $35,000. The note matures on June 30, 2019.

•

In the year ended September 30, 2017, the Company repaid $33,920 of principal of notes payable to shareholders.

•

In October 2017, the Company issued two promissory note to a shareholder and director for $15,000 each. The notes bear 8% interest and mature June 30, 2019.

•

In October 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder. In February 2018, the Company paid $7,891 of principal and $248 of accrued interest as full payment of a note payable to a shareholder that matured on December 31, 2017.

•

During the year ended September 30, 2018, Voiceinterop, Inc. committed to sell 600,000 shares of its common stock to private investors for $68,000. The share issuances are contingent upon a spin-off of the company from Cleartronic, Inc. As of September 30, 2018, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. The amount is included in liabilities from discontinued operations.

Cash from Financing Activities

Net cash provided by financing activities was $14,218 during fiscal 2018.  This included $30,000 from proceeds from the issuance of notes payable stockholders offset by repayment of note payable shareholders.  Net cash provided by financing activities was approximately $263,953 during fiscal year 2017. This included proceeds from the issuance of Convertible Preferred shares and note payable offset by repayment of notes payable shareholders.

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

  Inventory. Inventory consists of finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and no reserve for obsolescence was carried as of September 30, 2018 and 2017.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2018, our disclosure controls and procedures were  effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended September 30, 2018, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	60	Chairman and Director	2016
Michael M. Moore	65	Chief Executive Officer and Director	2015
Larry M. Reid	74	President, Chief Financial Officer, Secretary and Director	1999

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2018, and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2017	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2018	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
Michael Moore(2)	2017	169,000	-0-	-0-	-0-	-0-	-0-	-0-	169,000
	2018	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

(1) Mr. Reid is our  President, Chief Financial Officer, Principal Accounting Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Larry M. Reid (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Moore (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.46%	1,077,586	12.5%
Marc Moore	12,500,000	6.13%	-0-	-0-
Richard J. Martin	-0-	-0-	1,582,996	18.37%
All directors and officers as a group (one person)	20,016,325	9.82%	2,660,582	30.87%

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 203,899,190 shares were issued and outstanding.  As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares were issued and outstanding.  Mr. Reid owns 1,077,586 shares of our Series C Convertible Preferred Stock. Mr. Martin owns 512,996 shares of our Series A Convertible Preferred stock and 1,070,000 shares of Series C Convertible Preferred stock. See below for a description of our preferred stock and voting rights.

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

Preferred Stock

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares were issued and outstanding.  There are currently series of preferred stock designated as follows:

•

1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;

•

10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;

•

50,000,000 shares have been designated as Series C Preferred Stock, 4,433,375 of which are issued and outstanding; and

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

•

A holder of shares of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series C Preferred Stock shall be convertible into five  shares of our common stock.

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

•

A holder of shares of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series E Preferred Stock shall be convertible into 100 shares of our common stock.

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

In November 2015, the Company entered into a promissory note for $40,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2017. In December 2017, the maturity date was extended to December 31, 2018. In January 2019, the maturity date was further extended to December 31, 2019.

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

During the year ended September 30, 2017, the Company issued an unsecured 8% promissory note maturing on December 31, 2018 to a shareholder and director for $35,000. In January 2019, the maturity date was further extended to June 30, 2019.

During the year ended September 30, 2017, the Company repaid the principal amount of $33,920 of a note payable to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on December 31, 2018. In January 2019, the maturity date was further extended to June 30, 2019.

In April 2018, a shareholder and director exchanged 53,500 shares of Series A Convertible Preferred stock for 1,070,000 shares of Series C Convertible Preferred Stock.

In September 2018 the Company’s Chief Financial Officer and director exchanged one share of Series B Preferred stock for 800,000 shares of Series C Convertible Preferred Stock.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Liggett & Webb P A for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2018 and 2017 were $26,000 and $26,000, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb PA  for  professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2018 and 2017 was $ 0 and $ 0, respectively.

Tax Fees

The aggregate tax fees billed by Liggett & Webb PA professional services rendered for tax services for the fiscal years ended September 30, 2018 and 2017 was $1,200 and $1,200, respectively.

All Other Fees

There were no other fees billed by Liggett & Webb PA for professional services rendered during the fiscal years ended September 30, 2018 and 2017, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

CLEARTRONIC, INC.

Date: January 22, 2019                                                         By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 22

, 2019                                                         By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit  and cash flows for each of the two years in the period ended September 30, 2018 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended September 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of approximately $532,809, a working capital deficit of $1,168,528 and an accumulated deficit of $16,044,512. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2016

Boynton Beach, Florida

January 21, 2019

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND 2017

ASSETS
	2018	2017
Current assets:
Cash	$ 413	$ 7,560
Accounts receivable, net	109,660	96,495
Inventory	13,790	30,259
Prepaid expenses and other current assets	688	10,689
Assets from discontinued operations	285	18,434
Total current assets	124,836	163,437

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	76,074	141,270
ReadyOp customer list (net of amortization)	8,046	56,370
Total other assets	92,776	206,296

Total assets	$ 217,612	$ 369,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 502,178	$ 454,660
Accrued expenses	169,673	25,345
Deferred revenue, current portion	354,362	299,262
Notes payable - stockholders	147,589	16,498
Customer deposits	12,756	22,756
Liabilities from discontinued operations, current portion	106,806	24,132
Total current liabilities	1,293,364	842,653

Long Term Liabilities
Deferred revenue, net of current portion	112,333	57,333
Notes payable - stockholders	-	117,589
Liabilities from discontinued operatios, net of current portion	-	7,434
Total long term liabilities	112,333	182,356

Total liabilities	1,405,697	1,025,009

Commitments and Contingencies (See Note 8)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,512,996 and 566,496 shares issued and outstanding, respectively.	5	6

Series B preferred stock - $.00001 par value; 10 shares authorized,0 and 1 share issued and outstanding
	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,4,433,375 and 2,563,375 shares issued and outstanding, respectively	45	26

Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,670,904 and 670,904 shares issued and outstanding, respectively.	7	7

Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,3,000,000 and 3,000,000 shares issued and outstanding, respectively.	30	30

Common stock - $.00001 par value; 5,000,000,000 shares authorized,203,899,190 and 203,899,190 shares issued and outstanding, respectively.	2,039	2,039
Additional paid-in capital	14,854,301	14,854,319
Accumulated Deficit	(16,044,512)	(15,511,703)
Total stockholders' deficit	(1,188,085)	(655,276)
Total liabilities and stockholders' deficit	$ 217,612	$ 369,733

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Revenue	$ 782,232	$ 346,942
Cost of revenue	123,644	83,543
Gross profit	658,588	263,399

Operating expenses:
Selling expenses	420,123	295,138
Administrative expenses	348,330	372,129
Research and development	222,256	105,768
Amortization and depreciation	113,520	334,932
Total operating expenses	1,104,229	1,107,967

Other Expense	(13,324)	(9,042)
Loss from continuing operations before income taxes	(458,965)	(853,610)

Income taxes from continuing operations	-	-

Loss from continuing operations	(458,965)	(853,610)

Discontinued operations:
Loss from discontinued operations	(73,844)	(5,573)
Income taxes from discontinued operations	-	-
Loss from discontinued operations	(73,844)	(5,573)

Net loss	$ (532,809)	$ (859,183)

Preferred stock dividends Series A Preferred	$ (43,734)	$ (38,291)

Net loss attributable to common shareholders	$ (576,543)	$ (897,474)

Net loss per share - basic and diuted
Loss from continuing operations	$ (0.00)	$ (0.00)
Loss from discontinued operations	$ (0.00)	$ (0.00)
Net loss per share - basic	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding - basic and diuted	203,899,190	203,899,190

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Net Loss	$ (532,809)	$ (859,183)
Adjustments to reconcile net loss to net cash used in
operating activities:
Write off of license agreement	-	240,332
Amortization of ReadyOp software platform	65,196	54,333
Amortiziation of ReadyOp client list	48,324	40,267
Provision for bad debt	14,000	-
(Increase) decrease in assets:
Accounts receivable	(27,164)	(72,497)
Inventory	16,469	(20,674)
Prepaid expenses and other current assets	10,000	5,427
Assets from discontinued operations	18,149	(17,889)
Increase (decrease) in liabilities:
Accounts payable	47,520	31,333
Accrued expenses	143,610	(9,671)
Deferred revenue	110,100	347,595
Customer deposit	(10,000)	22,756
Liabilities from discontinued operations	75,240	(21,080)
Net cash used in operating activities	(21,365)	(258,951)

Cash Flows From Financing Activities
Proceeds from issuance of common and preferred stock	-	262,873
Proceeds from issuance of notes payable stockholder	30,000	35,000
Repayment of notes payable - stockholders	(15,782)	(33,920)
Net cash provided by financing activities	14,218	263,953

Net Increase (Decrease) in cash	(7,147)	5,002

Cash - Beginning of year	7,560	2,558

Cash - End of year	$ 413	$ 7,560

Supplemental cash flow information:
Cash paid for interest	$ 1,338	$ 10,986
Cash paid for taxes	$ -	$ -

Non-cash financing transactions:
During the year ended September 30, 2018, a shareholder and director exchanged one share of Series B Preferred stock for 800,000 shares of Series C Convertible Preferred stock.
During the year ended September 30, 2018, a shareholder and director exchanged 53,500 shares of series A Convertible Preferred stock for 1,070,000 shares of Series C Convertible Preferred stock.

During the year ended September 30, 2017, the Company acquired the ReadyOp software platform and Collabria's client list from Collabria LLC in exchange for 3,000,000 shares of Series E Convertible Preferred stock valued at $292,240.

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

BALANCE AT SEPTEMBER 30, 2016	40,750	$ -	1	$ -	2,563,375	$ 26	670,904	$ 7	-	$ -	203,899,190	$ 2,309	$14,299,242	$(14,652,520)	$(351,206)

Series E Convertible Preferred shares issued for acquisition of assets	-	-	-	-	-	-	-	-	3,000,000	30	-	-	292.210	-	292,240
Series A Convertible Preferred shares issued for cash	525,746	6	-	-	-	-	-	-	-	-	-	-	262,867	-	262,873
Net (loss) for the year ended September 30, 2017	-	-	-	-	-	-	-	-	-	-	-	-	-	(859,183)	(859,183)

BALANCE AT SEPTEMBER 30, 2017	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$14,854,319	$(15,511,703)	$ (655,276)

Series A Convertible Preferred shares exchanged for Series C Covertible Preferred	(53,500)	(1)	-	-	1,070,000	11	-	-	-	-	-	-	(10)	-	-
Series B Preferred shares exchanged for Series C Convertible Preferred	-	-	(1)	-	800,000	8	-	-	-	-	-	-	(8)	-	-
Net (loss) for the year ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	(532,809)	(532,809)
BALANCE AT SEPTEMBER 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$14,854,301	$(16,044,512)	$(1,188,085)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

USE OF ESTIMATES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the reporting period. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant estimates include the assumptions used in valuation of, equity transactions, valuation of deferred tax assets, estimated useful life of intangible assets, valuation of inventory and allowance for doubtful account.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2018 and 2017.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $16,000 as allowance for doubtful accounts for the year ended September 30, 2018 and $2,000 for the year ended September 30, 2017.

LICENSING AGREEMENT

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC. As a result of this cancellation, the remaining balance of the licensing agreement in the amount of $240,332 was expensed in the year ended September 30, 2017.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the years ended September 30, 2018 and 2017 was $65,196 and $54,333, respectively. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the years ended September 30, 2018 and 2017 was0 $48,324 and $40,267, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At September 30, 2018 and 2017, the Company had no cash balances above the FDIC-insured limit, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2018 and 2017, the Company had $222,256 and $105,768, respectively, in research and development costs.

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

As of September 30, 2018 and 2017, we had no options and warrants outstanding.   As of September 30, 2018 and 2017, we had 512,996 and 566,496  shares of Series A Convertible Preferred stock outstanding, respectively. As of September 30, 2018 and 2017, Series A Convertible Preferred stock are convertible into 51,299,600 and 56,649,600 shares of common stock  after a two-year period from the issuance date, respectively.  As of September 30, 2018 and 2017 we have 4,433,375 and 2,563,375 shares of Series C Convertible Preferred stock outstanding, respectively. As of September 30, 2018 and 2017, the Series C shares are convertible into 22,166,875 shares and 12,816,875 shares of common stock, respectively. As of September 30, 2018 and 2017, we had 670,904 shares of Series D Convertible Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of September 30, 2018 and 2017 we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible after a two-year period from date of issuance.

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

The Company’s fair value hierarchy for intangible assets as of September 30, 2018 and 2017, respectively, was as follows:

	September 30,
	2018	Level 1	Level 2	Level 3
ReadyOp software platform, net of amortization	76,074	-	-	76,074
ReadyOp customer list, net of amortization	8,046	-	-	8,046
Total	$84,120	$-	$-	$84,120

	September 30,
	2017	Level 1	Level 2	Level 3
ReadyOp software platform, net of amortization	$141,270	$-	$-	$141,270
ReadyOp customer list, net of amortization	56,370	-	-	56,370
Total	$197,640	$-	$-	$197,640

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or market on a first-in, first-out basis. The Company purchases completed circuit boards at a price that includes component parts and assembly charges. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and the Company recorded no reserve for obsolete inventory for the years ended September 30, 2018 and 2017.

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

As of September 30, 2018 and 2017 all property and equipment had been fully depreciated.

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

The Company is required to recognize measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Management has determined that the Company does not have any uncertain tax positions and associated unrecognized benefits that materially impact the financial statements or related disclosures. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax penalties, and interest as a result of such challenge. The federal and state income tax returns of the Company for the years ended September 30, 2018, 2017 and 2016 are subject to examination by the IRS and state taxing authorities generally for three years after they were filed. There are no tax examinations currently in process.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $13,263 during the year ended September 30, 2018 and $6,850 during the year ended September 30, 2017.

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

NOTE 3 - GOING CONCERN

During the years ended September 30, 2018 and 2017, and since inception, the Company has experienced cash flow problems. From time-to-time, the Company has experienced difficulties meeting its obligations as they became due. As reflected in the accompanying consolidated financial statements, the Company incurred net losses from operations of approximately $532,000 for the year ended September 30, 2018 and had working capital deficit of approximately $1.1 million as of September 30, 2018. The Company also had an accumulated deficit of approximately $16,000,000 and a stockholders’ deficit of approximately $1,180,000 at September 30, 2018.These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - DEFERRED INCOME TAXES

2017 U.S. Tax Reform

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after September 30, 2018 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2018 U.S. corporate income tax return is filed in 2019.

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2018 and 2017 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2018, the Company has an adjusted net operating loss carryforward of approximately $12,000,000 that expire through 2038. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets at September 30, 2018 and 2017, respectively are as follows:

	2018	2017

Amortization and impairment of license agreement	$382,593	$529,503
Allowance for doubtful account	4,053	750
Net operating loss carryforward	3,066,449	4,909,891
Net deferred income tax asset	3,453,095	5,440,144
Less: valuation allowance	(3,453,095)	(5,440,144)
Total deferred income tax assets	$0.00	$0.00

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2018	2017

Federal statutory taxes	$(101,415)	$(276,055)
State income taxes, net of federal benefit	(26,561)	(47,255)
Change in tax rate estimates	1,620,004	-0-
Less: Valuation allowance, non-deductable items	495,021	26,449
Change in valuation allowance	(1,987,049)	296,861
	$-0-	$-0-

	2018	2017

Federal statutory Income tax rate	21.00%	32,13%
State taxes, net of federal benefit	4.35%	5.50%
Effective rate of deferred tax asset	25.35%	37.63%
Less: Valuation allowance	(25.35%)	(37.63%)
Effective income tax rate	0.00%	0.00%

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

NOTE 5 - NOTES PAYABLE – STOCKHOLDERS

As of September 30, 2018 and 2017, the Company has unsecured notes payable to stockholders totaling $147,589 and $134,087, respectively. These notes range in interest from 8% to 15% which are payable quarterly.  The notes mature on December 31, 2018. In January 2019, the maturity date on these notes were extended to June 30, 2019 and December 31, 2019.

During the year ended September 30, 2017, the Company issued an unsecured 8% promissory note maturing on December 31, 2018 to a shareholder and director for $35,000. In January 2019, the maturity date of this note was extended to June 30, 2019.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on December 31, 2018. In January 2019, the maturity date of this note was extended to June 30, 2019.

In October 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder. In February 2018, the Company paid $7,891 of principal and $248 of accrued interest as full payment of a note payable to a shareholder that matured on December 31, 2017.

Interest expense on notes payable – stockholders was $13,324 and $12,643 for the years ended September 30, 2018 and 2017, respectively.

NOTE 6 -EQUITY TRANSACTIONS

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

As of September 30, 2018 and 2017, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $88,683 and $44,949, respectively

Preferred stock issued for cash

In November 2016, the Company sold 525,746 shares of Series A Convertible Preferred stock to a private investor and director for $262,873 in cash.

Series A  Convertible Preferred stock exchanged for Series C Convertible Preferred stock

In April 2018 a shareholder and director exchanged 53,500 shares of Series A Convertible Preferred stock for 1,070,000 shares of Series C Convertible Preferred Stock.

Series B Preferred stock exchanged for Series C Convertible Preferred stock

In September 2018 the company’s Chief Financial Officer and director exchanged one share of Series B Preferred stock for 800,000 shares of Series C Convertible Preferred Stock.

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

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, VoiceInterop, Inc. committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of September 30, 2018, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. The amount is included in liabilities from discontinued operations ( see Note 9). The capital raised by Voiceinterop, Inc. was used to fund the due diligence on potential acquisition and legal fees associated with the spin-off.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $57,534 and $60,258 for the years ended September 30, 2018 and 2017, respectively.

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

In November 2015, the Company entered into a promissory note for $50,000 with a stockholder, officer and director of the Company. The note bears an 8% interest rate, is unsecured and is due on December 31, 2017. In 2016, $10,000 of principal was converted into common stock, leaving the balance outstanding of $40,000. In December 2017, the maturity date was extended to December 31, 2018. In January 2019, the maturity date was further extended to December 31, 2019.

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

During the year ended September 30, 2017, the Company issued an unsecured 8% promissory note maturing on December 31, 2018 to a shareholder and director for $35,000. In January 2019, the maturity date was further extended to June 30, 2019.

During the year ended September 30, 2017, the Company repaid the principal amount of $33,920 of a note payable to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on December 31, 2018. In January 2019, the maturity date was exended to June 30, 2019.

In April 2018, a shareholder and director exchanged 53,500 shares of Series A Convertible Preferred stock for 1,070,000 shares of Series C Convertible Preferred Stock.

In September 2018 the Company’s Chief Financial Officer and director exchanged one share of Series B Preferred stock for 800,000 shares of Series C Convertible Preferred Stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,630. The Company excuted a new lease with it current landlord on December 1, 2018 which provides for annual increases of base rent of 4%, expires on November 30, 2021.

The Company rented office space on a month to month basis for its Tampa operations at a cost of $2,000 per month. The lease was terminated on June 1, 2018.

Future lease commitments are as follows for the years ended September 30:

2019	43,560
2020	45,155
2021	46,968
2022	3,972
$139,610

Rent expense incurred during the years ended September 30, 2018 and 2017 was $57,534 and $60,258, respectively.

MAJOR CUSTOMERS

No customer accounted for more than 10% of the Company’s revenues for the year ended September 30, 2018 and 2017. As of September 30, 2018 two customers accounted for approximately 24% of the Company’s total outstanding accounts receivable. As of September 30, 2017 two customers accounted for approximately 24% of the Company’s total outstanding accounts receivable.

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

The Company paid USFRF a License Issue Fee of $3,000 and $7,253 as reimbursement of expenses associated with the filing of the Licensed Patent. The Company agreed to complete the first commercial sale of products to the retail customer on or before January 31, 2019 or USFRF has the right to terminate the agreement. In addition, the Company agreed that it will have made and tested a prototype by August 31, 2018 or USFRF has the right to terminate the agreement. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021
-and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions as are offered to other purchasers in such financing.

LETTER OF INTENT AND SPIN-OFF

In March 2018, the Company approved a Letter of intent to be issued by its subsidiary VoiceInterop, Inc. to CanniPlus Global, Inc. The Company also approved that the Company spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.

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

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the SEC regarding a pending S-1 filing. As of January 21, 2019, the pending S-1 filing has not been submitted to the US SEC for approval.

NOTE 9 – DISCONTINUED OPERATIONS

In March 2018, the Company approved a Letter of intent to be issued by its subsidiary VoiceInterop, Inc. to CanniPlus Global, Inc. The Company also approved the spin-off VoiceInterop, Inc. into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. On April 23, 2018 the company approved an asset purchase agreement whereby VoiceInterop, Inc. would acquire the assets of CanniPlus Global, Inc. On May 31, 2018, the asset purchase agreement was cancelled due to major discrepancies in the schedule of assets to be acquired. Despite the cancellation of the asset purchase agreement, the Company intends to move forward with the spin-off of Voiceinterop, Inc. Therefore, the Company has discontinued operations of this subsidiary.

As September 30, 2018 and 2017, assets and liabilities from discontinued operations are listed below:

	2018	2017

Cash	$ 285	$ 18,434
Assets from discontinued operations	$ 285	$ 18,434

Current Liabilities
Accounts Payable	$ 10,086	$ 2,074
Deferred Revenues	28,720	22,058
Due from unrelated parties	68,000	-
Current labilities from discontinued operations	106,806	24,132

Long Term Liabilities
Deferred revenue, net of current portion	-	7,434
Long term liabilities from discontinued operations	-	7,434

Liabilities from discontinued operations	$ 106,806	$ 31,566

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the year ended September 30, 2018 and 2017.

	2018	2017

Revenue	$ 191,635	$179,377
Cost of revenue	80,604	90,102
Gross profit	111,031	89,275

Operating expenses:
Selling expenses	28,300	19,368
Administrative expenses	64,200	76,310
Acquisition costs	95,817	-
Total operating expenses	188,317	95,678

Loss from operations	(77,286)	(6,403)

Other income
Other income	3,442	830
Total Other Income	3,442	830

Loss Before Income Taxes	(73,844)	(5,573)
Provision for income taxes	-	-
Loss from discontinued operations	$ (73,844)	$ (5,573)

NOTE 10 - SUBSEQUENT EVENTS

The Company executed a new lease with its current landlord on December 1, 2018. The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,630. The lease, which provides for annual increases of base rent of 4%, expires on November 30, 2021.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael M. Moore, certify that:

1.

I have reviewed this Form 10-K, of Cleartronic, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and Report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 22, 2019

  /s/ Michael M. Moore

Michael M. Moore, Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry M. Reid, certify that:

1.

I have reviewed this Form 10-K, of Cleartronic, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and Report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 22, 2019

  /s/ Larry M. Reid

Larry M. Reid, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2018, I, Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2018, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: January 22, 2019

  /s/Michael M. Moore

Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2018, I, Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2018, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: January 22, 2019

  /s/ Larry M. Reid

Larry M. Reid, Chief Financial Officer andPrincipal Accounting Officer of Cleartronic, Inc.