Form 10-Q
period 2018-12-31
Cleartronic, Inc.
filed 2019-02-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

-i-

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____

Accelerated filer ____

Non-accelerated filer X

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  207,232,524 shares as of February 14, 2019.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2018	2018
	(unaudited)
Current assets:
Cash	$ 46,659	$ 413
Accounts receivable, net	62,365	109,660
Inventory	36,800	13,790
Prepaid expenses and other current assets	18, 688	688
Assets from discontinued operations	63,730	285
Total current assets	228,242	124,836

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	59,775	76,074
ReadyOp customer list (net of amortization)	-	8,046
Total other assets	68,431	92,776

Total assets	$ 296,673	$ 217,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 451,490	$ 502,178
Accrued expenses	212,295	169,673
Deferred revenue, current portion	346,197	354,362
Notes payable stockholders	147,589	147,589
Customer deposits	14,756	12,756
Liabilities from discontinued operations, current portion	192,151	106,806
Total current liabilities	1,364,478	1,293,364

Long Term Liabilities
Deferred revenue, net of current portion	139,333	112,333
Liabilities from discontinued operations, net of current portion	17,107	-
Total long term liabilities	156,440	112,333

Total liabilities	1,520,918	1,405,697

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,072	2,039
207,232,524 and 203,899,190 shares issued and outstanding, respectively
Stock subscription receivable	(25,000)	-
Additional paid-in capital	14,954,268	14,854,301
Accumulated Deficit	(16,155,672)	(16,044,512)
Total stockholders' deficit	(1,224,245)	(1,188,085)

Total liabilities and stockholders' deficit	$ 296,673	$ 217,612

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For three	For three
	months ended	months ended
	December 31,	December 31,
	2018	2017
Revenue	$ 191,332	$ 180,140
Cost of Revenue	49,122	30,483
Gross Profit	142,210	149,657

Operating Expenses:
Selling expenses	100,365	75,923
Administrative expenses	77,658	104,254
Amortization and depreciation	24,345	28,380
Research and development	52,448	62,957
Total Operating Expenses	254,816	271,514

Other Income (Expense)	(4,000)	8,677

Loss from continuing operations before income taxes	(116,606)	(113,180)
Income taxes from continuing operations	-	-

Loss from continuing operations	(116,606)	(113,180)

Discontinued operations:
Income (loss) from discontinued operations	5,446	(6,747)
Income taxes from discontinued operations	-	-
Income (loss) from discontinued operations	5,446	(6,747)

Net loss	(111,160)	(119,927)

Preferred stock dividends Series A Preferred	(10,344)	(11,423)

Net loss attributable to common shareholders	$ (121,504)	$ (131,350)

Net loss per share - basic and diluted
Loss from continuing operations	$ (0.00)	$ (0.00)
Income (loss) from discontinued operations	$ 0.00	$ (0.00)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:
Basic and diluted	204,623,828	203,899,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For three	For three
	months ended	months ended
	December 31,	December 31,
	2018	2017

Net Loss	$ (111,160)	$ (119,927)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of Collabria client list	8,046	12,081
Amortization of ReadyOp software platform	16,299	16,299
Provision for bad debt	8,000	-
(Increase) decrease in assets:
Accounts receivable	39,295	22,401
Inventory	(23,010)	4,835
Prepaid expenses and other current assets	(18,000)	4,000
Assets from discontinued operations	(38,445)	14,958
Increase (decrease) in liabilities:
Accounts payable	(50,688)	16,939
Accrued expenses	42,622	11,708
Customer deposits	2,000	(10,000)
Deferred revenue	18, 835	(2,140)
Liabilities from discontinued operations	60,582	1,467

Net Cash Used in Operating Activities	(45,624)	(27,379)

Cash Flows From Investing Activities
Issuance of note receivable - discontinued operations	(25,000)	-

Net cash used in investing activities	(25,000)	-

Cash Flows From Financing Activities:
Proceeds from issuance of installment loan-discontinued operations	43,810	-
Repayment of installment loan - discontinued operations	(1,940)	-
Proceeds from note payable stockholders	-	30,000
Principal payments on notes payable stockholders	-	(7,891)
Proceeds from issuance of Common Stock	75,000	-

Net Cash Provided by Financing Activities	116,870	22,109

Net Increase (Decrease) in Cash	46,246	(5,270)

Cash - Beginning of Period	413	7,560

Cash - End of Period	$ 46,659	$ 2,290

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ 791
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	deficit	Total
BALANCE AT SEPTEMBER 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$14,854,301	$ -	$(16,044,512)	$(1,188,085)

Common Stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	(25,000)	-	75.000

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(111,160)	(111,160)
BALANCE AT DECEMBER 31, 2018	512,996	$ 5	-	$ -	4,333,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$14,954,268	$ (25,000)	$(16,155,672)	$ (1,224,245)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(unaudited)

NOTE 1   - ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in the state of Florida on November 15, 1999. The Company’s subsidiaries are VoiceInterop, Inc. (“VoiceInterop”) and ReadyOp Communications, Inc. (“ReadyOp”).

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

In March 2018, the Company approved the spin-off of VoiceInterop, Inc. into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations.

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at December 31, 2018 and September 30, 2018.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $24,000 and $16,000 allowances for doubtful accounts as of December 31, 2018 and September 30, 2018, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month period ended December 31, 2018 and 2017 was $16,299 and $16,299, respectively. The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the three month period ended December 31, 2018 and 2017 was $8,046 and $12,081, respectively. As of December 31, 2018 the Collabria customer base has been fully amortized,

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ended December 31, 2018 and 2017, the Company had $52,448 and $62,957, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospectiveor modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The current period impact of adoption of these standards on the Company's condensed consolidated statements of operations during the three months ended December 31, 2018 are described below.

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers.   Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

(i) Identification of Contact with a customer;

(ii ) Identify the performant obligation of the contract

(iii) Determine transaction price;

(iv) Allocation of the transaction price to the performance obligations; and

(v) Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the condensed consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs, net balance as of December 31, 2018 was $18,000 which will be amortized over the license period.

In transactions in which hardware is sold to the customer, the Company recognizes revenue over the related software license period as the hardware cannot be used without a license and has no other alternative use.

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of system licenses is recognized once installation is complete.

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the condensed consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

The impact from the adoption of the new revenue standard on the Company's condensed consolidated financial statements as of and for the three months ended December 31, 2018 was as follows:

Condensed Consolidated Statement of Operations (Unaudited)

	For three	For three	For three
	months ended	months ended	months ended
	December 31,	December 31,	December 31,
	2018	2018	2018
	(As reported)	(Prior to adoption)	(Effect of adoption)

Revenue	$ 191,332	$ 209,332	$ (18,000)
Cost of Revenue	49,122	67,122	(18,000)
Gross Profit	142,210	142,210	-

Condensed Consolidated Balance Sheet (Unaudited)

	December 31,	December 31,	December 31,
	2018	2018	2018
	(As reported)	(Prior to adoption)	(Effect of adoption)
Current assets:
Prepaid expenses and other current assets	$ 18,688	$ 688	$ 18,000
Total current assets	228,242	210,242	18,000

Total assets	$ 296,673	$ 278,673	$ 18,000

Current liabilities:
Deferred revenue, current portion	$ 346,197	$ 328,197	$ 18,000
Total current liabilities	1,364,478	1,346,478	18,000

Total liabilities	$ 1,520,918	$ 1,502,918	$ 18,000

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

As of December 31, 2018 and 2017, we had no options and warrants outstanding.  As of December 31, 2018 and 2017, the Company had 512,996 and 566,496 shares of Series A Convertible Preferred stock outstanding, respectively. As of December 31, 2018, 512,996 shares of Series A Convertible Preferred stock outstanding are convertible into 51,299,600 shares of common stock. As of December 31, 2017, 40,750 shares of Series A Preferred stock was convertible into 4,075,000 shares of common, the balance was subject to a two-year waiting period before conversion.   As of December 31, 2018 and 2017, we had 4,433,375 and 2,563,375 shares of Series C Convertible Preferred stock outstanding, respectively which are convertible into 22,166,875 and 12,816,875 shares of common stock, respectively. As of December 31, 2018 and 2017, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock. As of December 31, 2018, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.  As of December 31, 2017, we had 3,000,000 Series E Convertible Preferred stock outstanding which were subject to a two-year waiting period before conversion.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2018 and September 30, 2018, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,297 and $1,797 during the three months ended December 31, 2018 and 2017, respectively.

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

NOTE 3   - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the acquisition of the ReadyOp software platform was a prudent purchase by the Company. Additional revenue has been generated for the Company and management believes revenue will continue to increase each quarter. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. There is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4   - NOTES PAYABLE

Notes payable to Stockholders

As of December 31, 2018 and September 30, 2018, the Company had unsecured notes payable to stockholders totaling $147,589 and $147,589, respectively. These notes range in interest from 8% to 15% which are payable quarterly. Three notes in the balance of $82,589 mature on December 31, 2019.  The remaining balance of the notes mature on June 30, 2019.

In October 2017, the Company repaid the principal amount of $7,891 of a note payable to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on June 30, 2019.

Interest expense on the notes payable to stockholders was $3,243 and $3,418 for the three months ended December 31, 2018 and 2017, respectively.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $194 paid over 432 days. As of December 31, 2018, the loan balance is $42,840, net of debt issuance cost of $14,971. The amount is included in liabilities from discontinued operations (see Note 8).

NOTE 5 - EQUITY TRANSACTIONS

Common stock issued for cash

In December 2018, the Company sold 3,333,334 shares of common stock for $75,000 in cash and a stock subscription receivable for $25,000.  The stock subscription receivable was received by the Company on January 15, 2019.

Preferred Stock Dividends

As of December 31, 2018 and September 30, 2018, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $99,027 and $88,683, respectively.

Preferred stock issued for acquisition of assets

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of restricted Series E Convertible Preferred stock to Collabria with a fair value of $292,240. As of December 1, 2018, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, VoiceInterop, Inc. committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of December 31, 2018, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. This amount is included in liabilities from discontinued operations. See Note 8.

Declaration of Stock Dividend

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the corporation. That each common shareholder would receive .075 shares of VoiceInterop, Inc. common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of VoiceInterop, Inc. common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder. As of the date of this report, the pending S-1 filing has not been submitted to the United States Securities and Exchange Commission for approval.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the SEC regarding a pending S-1 filing

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,671 and $11,355 for the three months ended December 31, 2018 and 2017, respectively.

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

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.

On December 17, 2018, VoiceInterop entered into an unsecured note receivable with a shareholder which bears interest at 35% and matures on February 10, 2019. As of December 31, 2018, the note and interest receivable balance were $25,000 and $336, respectively. These amounts are included in assets from discontinued operations (See Note 8). On February 14, 2019 the Company granted a 30 day extension to the shareholder (See Note 9).

NOTE 7 -    COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,500, which expired in November 2018. VoiceInterop executed a new 3-year lease with its current landlord on December 1, 2018 for the same office space. The lease provided one month free as a concession. The monthly rent is $3,630 with annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021.

Rent expense incurred during the three months ended December 31, 2018 and 2017 was $11,671 and $11,355, respectively.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the three months ended December 31, 2018 and 2017, respectively.  As of December 31, 2018 four customers accounted for approximately 56% of the Company’s total outstanding accounts receivable. As of September 30, 2018, two customers accounted for 24% of the Company’s total outstanding accounts receivable.

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

NOTE 8 – DISCONTINUED OPERATIONS

In March 2018, the Company approved the spin-off of VoiceInterop, Inc. into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations.

As of December 31, 2018 and September 30, 2018, assets and liabilities from discontinued operations are listed below:

	December 31,	September 30,
	2018	2018
	(unaudited)
Current assets:
Cash	$ 1,991	$ 285
Accounts receivable, net	36,403	-
Note and interest receivable – related party	25,336	-
Assets from discontinued operations	63,730	285

Current liabilities:
Accounts payable	$ 64,275	$ 10,086
Deferred revenue, current portion	19,820	28,720
Deferred rent, current portion	2,510	-
Installment loan, net of debt issuance cost, current portion	37,546	-
Due to unrelated parties	68,000	68,000
Current liabilities from discontinued operations	192,151	106,806

Long Term Liabilities
Deferred revenue, net of current	10,601	-
Deferred rent, long term portion	1,212	-
Installment loan, net of current	5,294	-
Long term liabilities from discontinued operations	17,107	-

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the three months ended December 31, 2018 and 2017.

	For the three months ended December 31, 2018	For the three months ended December 31, 2017
Revenue	$ 45,551	$22,618
Cost of revenue	8,994	8,088
Gross profit	36,557	14,530

Operating expenses:
Selling expenses	4,706	7,686
Administrative expenses	26,596	13,591

Total operating expenses	31,302	21,277

Income (Loss) from operations	5,255	(6,747)

Other Income (Expense)
Other income	1,596	-
Interest and other expense	(1,405)	-
Total Other Income Expense	191	-

Income (Loss) Before Income Taxes	5,446	(6,747)
Provision for income taxes	-	-
Income (Loss) from discontinued operations	$ 5,446	$ (6,747)

NOTE 9 – SUBSEQUENT EVENTS

On January 15, 2019 the Company collected a stock subscription receivable in the amount of $25,000 (See Note 5).

On February 14, 2019, VoiceInterop granted a 30 day extension on a note receivable from a shareholder (See Note 6).

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

In March 2018, the Company approved the spin-off of VoiceInterop, Inc. into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. The Company is moving forward with the spin-off of VoiceInterop, Inc. Therefore, the Company has presented the operations of this subsidiary as discontinued operations.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017

Revenue

Revenues increased to $191,332 for the three months ended December 31, 2018 as compared to $180,140 for the three months ended December 31, 2017.   The primary reason for the increase in revenue was due to an increase in sales of ReadyOp software from $159,140 in 2017 to $190,332  in 2018, or approximately 20%. Approximately 95% of our ReadyOp licenses sold are for one-year terms.

Cost of Revenue

Cost of revenues was $49,122 for the three months ended December 31, 2018 as compared to $30,483 for the three months ended December 31, 2017.   Gross profits were $142,210 and $149,657 for the three months ended December 31, 2018 and 2017, respectively. Gross margins declined approximately 15% from 83% for the three months ended December 31, 2017 compared to 68% for the three months ended December 31, 2018. In order to secure a large government contract the Company sold its ReadyOp ACE IP gateways at less than cost in order to secure a contract for the ReadyOp software platform which resulted in lower gross margins for the three months ended December 31, 2018.

Operating Expenses

Operating expenses decreased approximately 6% to approximately $254,816 for the three months ended December 31, 2018 compared to $271,514 for the three months ended December 31, 2017.  For the three months ended December 31, 2018, selling expenses increased to $100,365 from $75,923 for the three months ended December 31, 2017. The increase was primarily due to increased salaries associated with marketing of ReadyOp software. General and administrative expenses decreased by $26,596 or approximately 26% which was a result of professional fees of $25,000 that were billed in the three months ended December 31, 2017 but not billed in the three months ended December 31, 2018. Research and development expenses were $52,448 for the three months ended December 31, 2018 as compared to $62,957 for the three months ended December 31, 2017.  The primary reason for the decrease was lower expense incurred with licensing agreement  with the University of South Florida Research Foundation.

Loss from Continuing Operations

The Company’s net loss from continuing operations increased slightly to $116,606 during the three months ended December 31, 2018 as compared to $113,180 for the three months ended December 31, 2017. The primary reason for the increase was due to the decrease in gross profit from $149,657 to $142,210 in the three months ended December 31, 2017 and 2018, respectively.

 Income (Loss) from Discontinued Operations

Income from discontinued operations, increased to $5,446 during the three months ended December 31, 2018 compared to a loss of $6,747 for the three months ended December 31, 2017. The primary reason for the increase was due to increased revenue generated by VoiceInterop. Revenue was $45,551 was for three months ended December 31, 2018 compared to $22,618 in the three months ended December 31, 2017.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders was $121,504 for the three months ended December 31, 2018 as compared to a net loss of $131,350 for the three months ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $45,624 for the three months ended December 31, 2018 compared to $27,379 for the three months ended December 31, 2017. The primary reason for the increase was a decrease in accounts payable and increases in inventory and assets from discontinued operations partially offset by increases in accrued expense and liabilities from discontinued operations

Net cash provided by financing activities was $116,870 for the three months ended December 31, 2018 compared to $22,109 for the three months ended December 31, 2017. The increase was primarily due to proceeds received from the issuance of common stock and the receipt of proceeds from an installment loan.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock for cash and for the acquisition of the ReadyOp software platform. We believe that ReadyOp software platform will put the Company in a better position to become cash flow positive.  There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

Our current operating expenses are approximately $85,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $115,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $115,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $1,380,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. There is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2018 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended December 31, 2018 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2016, two shareholders purchased 3,333,334 shares of common stock for $75,000 in cash and a subscription receivable for $25,000, which was subsequently received in January 2019.

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

February 19, 2019

By: /s/ Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By:/s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer