Form 10-Q
period 2019-03-31
Cleartronic, Inc.
filed 2019-05-20
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____

Accelerated filer ____

Non-accelerated filer [X]

 Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock Par Value $0.00001	CLRI	NONE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  207,232,524 shares as of May 20, 2019.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2019	2018
	(unaudited)
Current assets:
Cash	$ 1,923	$ 413
Accounts receivable, net	144,855	109,660
Inventory	26,618	13,790
Prepaid expenses and other current assets	688	688
Assets from discontinued operations	20,749	285
Total current assets	194,833	124,836

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	43,476	76,074
ReadyOp customer list (net of amortization)	-	8,046
Total other assets	52,132	92,776
Total assets	$ 246,965	$ 217,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 512,678	$ 502,178
Accrued expenses	113,504	169,673
Deferred revenue, current portion	492,987	354,362
Notes payable stockholders	147,589	147,589
Customer deposits	26,756	12,756
Liabilities from discontinued operations, current portion	194,764	106,806
Total current liabilities	1,488,278	1,293,364

Long Term Liabilities
Deferred revenue, net of current portion	92,500	112,333
Liabilities from discontinued operations, net of current portion	14,558	-
Total long term liabilities	107,058	112,333
Total liabilities	1,595,336	1,405,697

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.

Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,072	2,039
207,232,524 and 203,899,190 shares issued and outstanding, respectively
Stock subscription receivable	-	-
Additional paid-in capital	14,954,268	14,854,301
Accumulated Deficit	(16,304,798)	(16,044,512)
Total stockholders' deficit	(1,348,371)	(1,188,085)
Total liabilities and stockholders' deficit	$ 246,965	$ 217,612

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue	$ 279,003	$ 189,133	$470,335	$369,273
Cost of Revenue	47,984	22,224	97,106	52,707
Gross Profit	231,019	166,909	373,229	316,566

Operating Expenses:
Selling expenses	154,873	95,063	255,238	170,986
Administrative expenses	98,231	84,943	175,889	189,197
Amortization	16,299	28,380	40,644	56,760
Research and development	61,093	59,618	113,541	122,575
Total Operating Expenses	330,496	268,004	585,312	539,518

Other Income (Expense)	(6,114)	(3,420)	(10,114)	5,257

Loss from continuing operations before income taxes	(105,591)	(104,515)	(222,197)	(217,695)
Provision for income taxes from continuing operations	-	-	-	-

Loss from continuing operations	(105,591)	(104,515)	(222,197)	(217,695)

Discontinued operations
Loss from discontinued operations	(43,535)	(2,151)	(38,089)	(8,898)
Provision for income taxes from discontinued operations	-	-	-	-
Loss from discontinued pperations	(43,535)	(2,151)	(38,089)	(8,898)

Net loss	(149,126)	(106,666)	(260,286)	(226,593)

Preferred stock dividends Series A Preferred	(10,119)	(11,237)	(20,463)	(22,660)

Net loss attributable to common stockholders	$ (159,245)	$ (117,903)	$(280,749)	$ (249,253)

Net loss per share - basic and diluted
Loss from Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Loss from Discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average of number of shares outstanding
basic and diluted	207,232,524	203,899,190	205,913,842	203,899,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the six	For the six
	months ended	months ended
	March 31, 2018	March 31, 2018

NET LOSS	$ (260,286)	$ (226,593)

Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of ReadyOp software platform	32,598	32,600
Amortization of ReadyOp customer list	8,046	24,160
Provision for bad debt	8,000	8,000
(Increase) decrease in assets:
Accounts receivable	(43,195)	32,629
Inventory	(12,828)	18,114
Prepaid expenses and other current assets	-	10,000
Assets from discontinued operations	(20,464)	(42,547)
Increase (decrease) in liabilities:
Accounts payable	10,500	(5,492)
Accrued expenses	(56,169)	15,822
Deferred revenue	118,792	88,228
Customer deposit	14,000	(10,000)
Liabilities from discontinued operations	73,256	38,299
Net Cash Used in Operating Activities	(127,750)	(16,780)

Cash Flows From Investing Activities
Issuance of note receivable - discontinued operations	(25,000)	-
Repayment of note receivable - discontinued operations	25,000	-
Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,810	-

Repayment of installment loan - discontinued operations	(14,550)	-
Proceeds from notes payable stockholders	-	30,000
Repayment of notes payable stockholders	-	(15,782)
Proceeds from issuance of Common Stock	100,000	-
Net Cash Provided by Financing Activities	129,260	14,218

Net increase (decrease) in cash	1,510	(2,562)

Cash at beginning of period	413	7,560

Cash at end of period	$ 1,923	$ 4,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ 1,338
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2017	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,319	$ (15,511,703)	$ (655,276)
Net loss for the three months period ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	-	-	-	(119,927)	(119,927)
Balance at December 31, 2017 (Unaudited)	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,319	$ (15,631,630)	$ (775,203)

Net loss for the three months period ended March 31, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	(106,666)	(106,666)
Balance at March 31, 2018 (Unaudited)	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,319	$ (15,738,296)	$ (881,869)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,301	$ (16,044,512)	$ (1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	-	100,000
Net loss for the three months period ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	(111,160)	(111,160)
Balance at December 31, 2018 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$ 14,954,268	$ (16,155,672)	$ (1,199,245)

Net loss for the three months period ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(149,126)	(149,126)
Balance at March 31, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$ 14,954,268	$ (16,304,798)	$ (1,348,371)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

NOTE 1   -ORGANIZATION

Cleartronic, Inc.  (the “Company”) was incorporated in the state of Florida on November 15, 1999. The Company’s subsidiaries are VoiceInterop (“VoiceInterop”) and ReadyOp Communications, Inc. (“ReadyOp”)

In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. The Company’s only operating subsidiary is ReadyOp Communications, Inc.

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

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. On May 13, 2019 Voicenterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations (See Note 8).

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, VoiceInterop, Inc. and ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated. All VoiceInterop transactions have been recorded as discontinued operations (See Note 8).

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at March 31, 2019 and September 30, 2018.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $24,000 and $16,000 allowances for doubtful accounts as of March 31, 2019 and September 30, 2018, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month periods ended March 31, 2019 and 2018 was $16,299 and $16,301, respectively. The amortization expense for the six month periods ended March 31, 2019 and 2018 was $32,598 and $32,600, respectively.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the three month periods ended March 31, 2019 and 2018 was $0 and $12,079, respectively. The amortization expense for the six month periods ended March 31, 2019 and 2018 was $8,046 and $24,160, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the six months ended March 31, 2019 and 2018, the Company had $113,541 and $122,575, respectively, in research and development costs from continuing operations.   For the three months ended March 31, 2019 and 2018, the Company had $61,093 and $59,618, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the six months ended March 31, 2019.

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

The Company applies the following five-step model in order to determine this amount:

i. Identification of Contact with a customer;

ii. Identify the performance obligation of the contract

iii. Determine transaction price;

iv. Allocation of the transaction price to the performance obligations; and

v. Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the condensed consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.

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

The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the six months ended March 31, 2019.

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

As of March 31, 2019 and 2018, we had no options and warrants outstanding.  As of March 31, 2019 and 2018, the Company had 512,996 and 566,496 shares of Series A Convertible Preferred stock outstanding, respectively. As of March 31, 2019, 512,996 shares of Series A Convertible Preferred stock outstanding are convertible into 51,299,600 shares of common stock. As of March 31, 2018, 40,750 shares of Series A Preferred stock was convertible into 4,075,000 shares of common, the balance was subject to a two-year waiting period before conversion.

As of March 31, 2019 and 2018, we had 4,433,375 and 2,563,375 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 22,166,875 and 12,816,875 shares of common stock, respectively.

As of March 31, 2019 and 2018, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2019, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.  As of March 31, 2018, we had 3,000,000 Series E Convertible Preferred stock outstanding which were subject to a two-year waiting period before conversion.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2019 and September 30, 2018, respectively.

 EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 "Compensation - Stock Compensation." ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued. The value of the portion of a stock award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,497 and $2,147 during the three months ended March 31, 2019 and 2018, respectively, and $3,794 and $3,944 during the six months ended March 31, 2019 and 2018, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the six months ended March 31, 2019.

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

Notes payable to Stockholders

As of March 31, 2019 and September 30, 2018, the Company had unsecured notes payable to stockholders totaling $147,589 and $147,589, respectively. These notes range in interest from 8% to 15% which are payable quarterly. Three notes with principal balances totaling $82,589 mature on December 31, 2019.  The remaining balance of the notes matures on June 30, 2019.

In October 2017 and February 2018, the Company repaid the principal amount of a note payable totaling $15,782 to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on June 30, 2019.

Interest expense on the notes payable to stockholders was $3,922 and $3,420 for the three months ended March 31, 2019 and 2018, respectively, and $7,165 and $6,838 for the six months ended March 31, 2019 and 2018, respectively.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. As of March 31, 2019, the loan balance is $42,840, net of debt issuance cost of $14,971. The amount is included in liabilities from discontinued operations (see Note 8). The agreement calls for 308 installments of $194 paid over 432 days. As of March 31, 2019, the loan balance is $33,457, net of debt issuance cost of $14,971. The amount is included in liabilities from discontinued operations (see Note 8).

NOTE 5 - EQUITY TRANSACTIONS

Common stock issued for cash

In December 2018, the Company sold 3,333,334 shares of common stock to unrelated parties for $100,000 in cash.

Preferred Stock Dividends

As of March 31, 2019 and September 30, 2018, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $109,146 and $88,683, respectively.

Preferred stock issued for acquisition of assets

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of restricted Series E Convertible Preferred stock to Collabria with a fair value of $292,240. As of March 1, 2018, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, VoiceInterop, Inc. committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of March 31, 2019, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. This amount is included in liabilities from discontinued operations (See Note 8).

Declaration of Stock Dividend

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. That each common shareholder would receive .075 shares of VoiceInterop, Inc. common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of VoiceInterop, Inc. common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission ("SEC") regarding a pending S-1 filing. On May 13, 2019 VoiceInterop filed an S-1 registration statement with the SEC. As of the date of this report, the S-1 registration statement has not yet been approved by the SEC.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $12,025 and $11,631 for the three months ended March 31, 2019 and 2018, respectively. Rent expense paid to the related party was $23,696 and $22,985 for the six months ended March 31, 2019 and 2018, respectively.

In October 2017 and February 2018, the Company repaid the principal amount of a note payable totaling $15,782 to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.

On December 17, 2018, VoiceInterop entered into an unsecured promissory note with a shareholder which bears interest at 35% and matures on February 10, 2019. On February 14, 2019 the Company granted a 30 day extension to the shareholder.

On March 6, 2019, a shareholder repaid the full principal amount of $25,000 along with $1,770 in accrued interest of a promissory note held by the Company. The interest income is included in income from discontinued operations (See Note 8).

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,500, which expired in November 2018. VoiceInterop executed a new 3-year lease with its current landlord on December 1, 2018 for the same office space. The lease provided one month free as a concession. The monthly rent is $3,630 and provides for annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021.

Rent expense incurred during the six months ended March 31, 2019 and 2018 was $23,696 and $22,985, respectively. Rent expense incurred during the three months ended March 31, 2019 and 2018 was $12,025 and $11,631, respectively.

VoiceInterop subleases part of its office space to two entities for $1,150 per month starting in January 2019.  Sublease rental income received during the three and six months ended March 31, 2019 was $5,746 and $5,746, respectively.

Revenue and Accounts Receivable Concentration

One customer accounted for 13% of the Company’s revenue for the six months ended March 31, 2019. Two customers accounted for 31% of the Company’s revenue for the six months ended March 31, 2018.  As of March 31, 2019, two customers accounted for approximately 39% of the Company’s total outstanding accounts receivable. As of September 30, 2018, two customers accounted for 24% of the Company’s total outstanding accounts receivable.

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

NOTE 8 – DISCONTINUED OPERATIONS

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company will distribute to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,461,183 shares of shares of Common Stock of VoiceInterop. That each common shareholder would receive .075 shares of VoiceInterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of VoiceInterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On May 13, 2019 VoiceInterop filed an S-1 registration statement with the SEC. As of the date of this report, the S-1 registration statement has not yet been approved by the SEC. Because of this pending registration, all VoiceInterop transactions have been recorded as discontinued operations.

 As of March 31, 2019 and September 30, 2018, assets and liabilities from discontinued operations are listed below:

	March 31,	September 30,
	2019	2018
	(unaudited)
Current assets:
Cash	$ 12,415	$ 285
Accounts receivable, net	8,334	-
Assets from discontinued operations	$ 20,749	$ 285

Current liabilities:
Accounts payable and accrued expenses	$ 65,254	$ 10,086
Deferred revenue, current portion	26,598	28,720
Deferred rent, current portion	1,455	-
Installment loan, net	33,457	-
Due to unrelated parties	68,000	68,000
Current liabilities from discontinued operations	194,764	106,806

Long Term Liabilities
Deferred revenue, net of current	13,007	-
Deferred rent, long term portion	1,551	-
Long term liabilities from discontinued operations	14,558	-
Liabilities from discontinued operations	$ 209,322	$ 106,806

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the three month periods ended March, 31, 2019 and 2018:

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018

Revenue	$ 11,509	$ 112,144
Cost of Revenue	14,107	79,645
Gross Profit	(2,598)	32,499

Operating Expenses:
Selling expenses	2,364	8,609
Administrative expenses	45,051	26,041
Total Operating Expenses	47,415	34,650

Loss from operations	(50,013)	(2,151)

Other Income (Expense)
Other Income	13,500	-
Interest and other expense	(7,022)	-
Total Other Income	6,478	-

Loss Before Income Taxes	(43,535)	(2,151)
Provision for Income Taxes	-	-

Loss from discontinued operations	$ (43,535)	$ (2,151)

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the six month periods ended March, 31, 2019 and 2018.

	For the six	For the six
	months ended	months ended
	March 31, 2019	March 31, 2018

Revenue	$ 57,060	$ 134,762
Cost of Revenue	23,101	87,733
Gross Profit	33,959	47,029

Operating Expenses:
Selling expenses	7,070	16,295
Administrative expenses	71,647	39,632

Total Operating Expenses	78,717	55,927

Loss from operations	(44,758)	(8,898)

Other Income (Expense)
Other Income	15,096	-
Interest and other expense	(8,427)	-
Total Other Income	6,669	-

Loss Before Income Taxes	(38,089)	(8,898)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (38,089)	$ (8,898)

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

Overview

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. The Company operates through two wholly owned subsidiaries, VoiceInterop, Inc. ("Voiceinterop") and ReadyOp Communications, Inc. ("ReadyOp").

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp™ (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of the registrant’s Series E Convertible Preferred stock to Collabria. Shares of the Series E Convertible Preferred have the following conversion rights and provisions: After a period of two (2) years following the date of issuance, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.  As a result of this Agreement the Licensing Agreement between Collabria and the Company was cancelled effective November 30, 2016. The ReadyOp software will be marketed, sold and supported through the Company’s subsidiary ReadyOp.

In March 2018, the Company approved the spin-off of VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. On May 13, 2019, Voicenterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations.

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenue

Revenues increased to $279,003 for the three months ended March 31, 2019 as compared to $189,133 for the three months ended March 31, 2018.   The primary reason for the increase in revenue was due to an increase in sales of ReadyOp software from $175,132 in 2018 to $233,851 in 2019, or approximately 34%. Additional revenue of $23,382 was generated from training services provided to ReadyOp clients.

Cost of Revenue

Cost of revenues was $47,984 for the three months ended March 31, 2019 as compared to $22,224 for the three months ended March 31, 2018. Gross profits were $231,019 and $166,909 for the three months ended March 31, 2019 and 2018, respectively. Despite the increase in revenues, gross margins declined approximately 5% from 88% for the three months ended March 31, 2018 compared to 83% for the three months ended March 31, 2019. The Company sold its ReadyOp ACE IP gateways at slightly above cost in order to secure a large government contract for the ReadyOp software platform which resulted in slightly lower gross margins for the three months ended March 31, 2019.

Operating Expenses

Operating expenses increased approximately 23% to approximately $330,496 for the three months ended March 31, 2019 compared to $268,004 for the three months ended March 31, 2018. For the three months ended March 31, 2019, selling expenses increased to $154,873 from $95,063 for the three months ended March 31, 2018. The 63% increase was primarily due to hiring additional sales and marketing personnel and increased travel expenses associated with the marketing of ReadyOp software. General and administrative expenses increased by $13,288 or approximately 16%. The increase is primarily due to overall increase in operations.. Research and development expenses were $61,093 for the three months ended March 31, 2019 as compared to $59,618 for the three months ended March 31, 2018. The slight increase of 2% is primarily due to purchase of material for our "Rectenna" project. Amortization expense decreased by $12,081 or 43%. The ReadyOp customer list was fully amortized in the first fiscal quarter of 2019 resulting in a decrease in amortization expense.

Loss from Continuing Operations

The Company's loss from continuing operations increased slightly to $105,591 during the three months ended March 31, 2019 as compared to $104,515 for the three months ended March 31, 2018. The primary reason for the increase was an increase in selling expenses in the three months ended March 31, 2019 as compared to 2018, respectively.

Loss from Discontinued Operations

Loss from discontinued operations, increased to $43,535 during the three months ended March 31, 2019 compared to a loss of $2,151 for the three months ended March 31, 2018. The primary reason for the increase was due to decreased revenue generated by VoiceInterop. Revenue was $11,509 was for three months ended March 31, 2019 compared to $112,144 in the three months ended March 31, 2018.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders was $159,245 for the three months ended March 31, 2019 as compared to a net loss of $117,903 for the three months ended March 31, 2018. The increase was primarily due to the increase in loss from discontinued operations which was $43,535 and $2,151 for the three months ended March 31, 2019 and 2018 respectively. Net loss per common share was $(0.00) and $(0.00) for the three months ended March 31, 2019 and 2018, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2019 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2018

Revenue

Revenues from operations were $470,335 for the six months ended March 31, 2019 as compared to $369,273 for the six months ended March 31, 2018. The increase was primarily due to the increase in sales of ReadyOp software which increased 27% from $334,273 to $424,183 in the six- month period ended March 31, 2018 and 2019, respectively.

Cost of Revenue

Cost of revenues was $97,106 for the six months ended March 31, 2019, as compared to $52,707 for the six months ended March 31, 2018. This increase was primarily due to lower software costs associated with ReadyOp software. Gross profits were $373,229 and $316,566 for the six months ended March 31, 2019 and 2018, respectively. Despite the increase in revenues, gross margins decreased to 79% from 86% for the six months ended March 31, 2019 and 2018, respectively. The Company sold its ReadyOp ACE IP gateways at slightly above cost in order to secure a large government contract for the ReadyOp software platform which resulted in slightly lower gross margins for the six months ended March 31, 2019.

Operating Expenses

Operating expenses for the six months ended March 31, 2019 were $585,312 compared to $539,518 for the six months ended March 31, 2018. For the six months ended March 31, 2019, selling expenses increased to $255,238 from $170,896 for the six months ended March 31, 2018. The 49% increase was primarily due to hiring new sales personnel for ReadyOp software and increased sales and marketing expense. Amortization expense decreased by $16,116 or 28%. ReadyOp customer list was fully amortized in the first quarter of 2019 resulting in a decrease in amortization expense.

Loss from Continuing Operations

The Company’s loss from continuing operations increased slightly to $222,197 during the six months ended March 31, 2019 as compared to a loss of $217,695 for the six months ended March 31, 2018. The primary reason for this increase was the increase in sales and marketing expenses associated with ReadyOp software.

Loss from Discontinued Operations

Loss from discontinued operations, increased to $38,089 during the six months ended March 31, 2019 compared to a loss of $8,898 for the six months ended March 31, 2018. The primary reason for the increase was due to decreased revenue generated by VoiceInterop. Revenue was $57,060 was for six months ended March 31, 2019 compared to $134,762 in the six months ended March 31, 2018.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $280,749 and $249,253 for the six months ended March 31, 2019 and 2018, respectively. The increase was primarily due to the increase in loss from discontinued operations which was $38,089 and $8,898 for the six months ended March 31, 2019 and 2018 respectively. Net loss per common share was $(0.00) and $(0.00) for the six months ended March 31, 2019 and 2018 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $127,750 for the six months ended March 31, 2019 compared to $16,780 for the six months ended March 31, 2018. This increase was attributable to the higher net loss of $260,286 for the six months ended March 31, 2019 as compared to $226,593 for the six months ended March 31, 2018, and increases in accounts receivable and inventory offset by increases in deferred revenues and customer deposits.

Net cash provided by financing activities was $129,260 for the six months ended March 31, 2019 compared to $14,218 for the six months ended March 31, 2018. The increase was primarily due to proceeds of $100,000 received from the issuance of common stock in the six months ended March 31, 2018 along with the net proceeds from an installment loan received for the discontinued operations.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock for cash and for the acquisition of the ReadyOp software platform. We believe that the ReadyOp software platform will continue to grow on a quarter to quarter basis putting the Company in a better position to become cash flow positive.  We believe that the spin-off of VoiceInterop will also benefit the Company as VoiceInterop operations will no longer be a drain on cash flow. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

The costs to operate our current business are approximately $110,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $180,000 per month. Accordingly, in the absence of revenues, we will need to secure $180,000 in equity or debt capital each month to cover our overhead expenses. In order to remain in business for one year without any revenues we would need to secure $1,320,000 in equity or debt capital. If we are unsuccessful in securing sufficient capital or revenues, we would have to cease business in approximately 90 days.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2018 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2019 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number		Description

3.1		Articles of Incorporation (1)
3.2		Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3		Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4		Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5		Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6		Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7		Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8		Bylaws. (1)
3.9		Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10		Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11		Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12		Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1		Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2		Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1		Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101		XBRL Interactive Exhibit Tables
	*	Filed herewith.

(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

May 20, 2019

By: /s/ Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By:/s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer

-24

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

4. I am the only certifying officer responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Board of Directors:

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

Date: May 20, 2019

/s/ Michael M. Moore

Michael M. Moore, Principal Executive Officer

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

4. I am the only certifying officer responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Board of Directors:

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

Date: May 20, 2019

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 20, 2019

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer