Form 10-Q
period 2019-06-30
Cleartronic, Inc.
filed 2019-08-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Cleartronic, Inc.

(Exact name of registrant as specified in its charter)

                    Florida                                                    65-0958798

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

000-55329
(Commission File Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock Par value $0.00001	CLRI	NONE

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   210,382,723 shares as of August 14, 2019.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2019	2018
	(unaudited)
Current assets:
Cash	$ 30,440	$ 413
Accounts receivable, net	162,671	109,660
Inventory	4,684	13,790
Prepaid expenses and other current assets	688	688
Assets from discontinued operations	3,335	285
Total current assets	201,818	124,836

Other assets:
Other assets	18,656	8,656
ReadyOp software platform (net of amortization)	27,177	76,074
ReadyOp customer list (net of amortization)	-	8,046
Total other assets	45,833	92,776
Total assets	$ 247,651	$ 217,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 513,198	$ 502,178
Accrued expenses	136,763	169,673
Deferred revenue, current portion	489,323	354,362
Notes payable stockholders	83,302	147,589
Customer deposits	26,756	12,756
Liabilities from discontinued operations, current portion	147,791	106,806
Total current liabilities	1,397,133	1,293,364

Long Term Liabilities
Deferred revenue, net of current portion	117,579	112,333
Liabilities from discontinued operations, net of current portion	13,172	-
Total long term liabilities	130,751	112,333
Total liabilities	1,527,884	1,405,697

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,104	2,039
210,382,723 and 203,899,190 shares issued and outstanding, respectively
Additional paid-in capital	15,041,538	14,854,301
Accumulated Deficit	(16,323,962)	(16,044,512)
Total stockholders' deficit	(1,280,233)	(1,188,085)
Total liabilities and stockholders' deficit	$ 247,651	$ 217,612

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$ 365,296	$ 192,131	$ 835,631	$ 561,404
Cost of Revenue	81,435	35,749	178,541	88,456
Gross Profit	283,861	156,382	657,090	472,948

Operating Expenses:
Selling expenses	155,077	107,255	410,315	278,241
Administrative expenses	99,939	78,358	275,828	267,555
Amortization	16,299	28,380	56,943	85,140
Research and development	44,248	49,417	157,789	171,992
Total Operating Expenses	315,563	263,410	900,875	802,928

Other Income (Expense)	(1,799)	(3,243)	(11,913)	2,014

Loss from continuing operations before income taxes	(33,501)	(110,271)	(255,698)	(327,966)
Income taxes from continuing operations	-	-	-	-

Loss from continuing operations	(33,501)	(110,271)	(255,698)	(327,966)

Discontinued operations
Income (loss) from discontinued operations	14,337	(3,476)	(23,752)	(12,374)
Income taxes from discontinued operations	-	-	-	-
Income (loss) from discontinued operations	14,337	(3,476)	(23,752)	(12,374)

Net loss	(19,164)	(113,747)	(279,450)	(340,340)

Preferred stock dividends Series A Preferred	(10,231)	(10,857)	(30,694)	(33,517)

Net loss attributable to common stockholders	$ (29,395)	$ (124,604)	$ (310,144)	$ (373,857)

Net loss per share - basic and diluted
Loss from Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Income (loss) from discontinued operations	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average of number of shares outstanding
basic and diluted	207,647,935	203,899,190	206,414,819	203,899,190

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Nine	For the Nine
	Months ended	Months ended
	June 30, 2019	June 30, 2018

NET LOSS	$ (279,450)	$ (340,340)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of ReadyOp software platform	48,897	48,897
Amortization of ReadyOp customer list	8,046	36,243
Provision for bad debt	22,000	8,000
(Increase) decrease in assets:
Accounts receivable	(75,011)	(65,103)
Inventory	9,106	20,417
Prepaid expenses and other current assets	(10,000)	4,135
Assets from discontinued operations	(3,051)	11,907
Increase (decrease) in liabilities:
Accounts payable	(15,927)	8,843
Accrued expenses	(3,403)	99,428
Deferred revenue	140,207	124,754
Customer deposit	14,000	(10,000)
Liabilities from discontinued operations	64,260	88,527
Net Cash (Used in) Provided by Operating Activities	(80,326)	35,708

Cash Flows From Investing Activities
Issuance of note receivable - discontinued operations	(25,000)	(50,000)
Repayment of note receivable - discontinued operations	25,000	-
Net Cash Used in Investing Activities	-	(50,000)

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,810	-
Repayment of installment loan - discontinued operations	(26,966)	-
Proceeds from notes payable stockholders	713	30,000
Repayment of notes payable stockholders	-	(15,782)
Proceeds from issuance of Common Stock	100,000	-
Dividends paid	(7,204)	-
Net Cash Provided by Financing Activities	110,353	14,218

Net increase (decrease) in cash	30,027	(74)

Cash at beginning of period	413	7,560

Cash at end of period	$ 30,440	$ 7,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,771	$ 1,338
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of note payable, accrued interest and accrued
dividends - related parties	$ 94,506	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,301	$ (16,044,512)	$ (1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	-	100,000

Common stock issued for conversion of note payable, accrued interest and dividend - related parties	-	-	-	-	-	-	-	-	-	-	3,150,199	32	94,474	-	94,506

Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(7,204)	-	(7,204)

Net loss for the nine months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(279,450)	(279,450)

Balance at June 30, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	210,382,723	$ 2,104	$15,041,538	$ (16,323,962)	$ (1,280,233)

Balance at March 31, 201 (Uaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$14,954,268	$ (16,304,798)	$(1,348,371)

Common stock issued for conversion of note payable, accrued interest and dividend - related parties	-	-	-	-	-	-	-	-	-	-	3,150,199	32	94,474	-	94,506

Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(7,204)	-	(7,204)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,164)	(19,164)

Balance at June 30, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$30	210,382,723	$ 2,104	$ 15,041,538	$(16,323,962)	$(1,280,233)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2017	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,319	$ (15,511,703)	$ (655,276)

Series A Convertible Preferred shares exchanged for Series C Convertible Preferred shares
	(53,500)	(1)	-	-	1,070,000	11	-	-	-	-	-	-	(10)	-	-

Net loss for the nine months ended June 30 ,2018	-	-	-	-	-	-	-	-	-	-	-	-	-	(340,340)	(340,340)

Balance at June 30, 2018 (Unaudited)	512,996	$ 5	1	$ -	3,633,375	$ 37	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,309	$ (15,852,043)	$ (995,616)

Balance March 31, 2018 (Unaudited)	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,319	$ (15,738,296)	$ (881,869)

Series A Convertible Preferred shares exchanged for Series C Convertible Preferred shares
	(53,500)	(1)	-	-	1,070,000	11	-	-	-	-	-	-	(10)	-	-

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	(113,747)	(113,747)

Balance at June 30, 2018 (Unaudited)	512,996	$ 5	1	$ -	3,633,375	$ 37	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,309	$ (15,852,043)	$ (995,616)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

In March 2018,  the Company  approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions of been recorded as discontinued operations. (See Note 8)

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, ReadyOp Communications, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated. All VoiceInterop transactions have been recorded as discontinued operations. (See Note 8)

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at June 30, 2019 and September 30, 2018.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $38,000 and $16,000 allowances for doubtful accounts as of June 30, 2019 and September 30, 2018, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month periods ended June 30, 2019 and 2018 was $16,299 and $16,297, respectively. The amortization expense for the nine month periods ended June 30, 2019 and 2018 was $48,897 and $48,897, respectively.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the three month periods ended June 30, 2019 and 2018 was $0 and $12,083, respectively. The amortization expense for the nine month periods ended June 30, 2019 and 2018 was $8,046 and $36,243, respectively.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the nine months ended June 30, 2019 and 2018, the Company had $157,789 and $171,992, respectively, in research and development costs from continuing operations.   For the three months ended June 30, 2019 and 2018, the Company had $44,248, and $49,417, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the nine months ended June 30, 2019.

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

ii. Identify the performance obligation of the contract

iii. Determine transaction price;

iv.Allocation of the transaction price to the performance obligations; and

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

The adoption of this standard did not have a material impact on the Company's condensed consolidated statements of operations during the nine months ended June 30, 2019.

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

As of June 30, 2019 and 2018, we had no options and warrants outstanding.  As of June 30, 2019 and 2018, the Company had 512,996 and 512,996 shares of Series A Convertible Preferred stock outstanding, respectively. As of June 30, 2019, 512,996 shares of Series A Convertible Preferred stock outstanding are convertible into 51,299,600 shares of common stock. As of June 30, 2018, 40,750 shares of Series A Preferred stock was convertible into 4,075,000 shares of common, the balance was subject to a two-year waiting period before conversion.

As of June 30, 2019 and 2018, we had 4,433,375 and 3,633,375 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 22,166,875 and 18,166,875 shares of common stock, respectively.

As of June 30, 2019 and 2018, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2019, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.  As of June 30, 2018, we had 3,000,000 Series E Convertible Preferred stock outstanding which were subject to a two-year waiting period before conversion.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2019 and September 30, 2018, respectively.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued. The value of the portion of a stock award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,797 and $883 during the three months ended June 30, 2019 and 2018, respectively, and $5,591 and $4,827 during the nine months ended June 30, 2019 and 2018, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB")issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, "Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our consolidated results of operations, cash flows or financial condition. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the nine months ended June 30, 2019.

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

Notes payable to Stockholders

As of June 30, 2019 and September 30, 2018, the Company had unsecured notes payable to stockholders totaling $83,302 and $147,589, respectively. These notes range in interest from 8% to 15% which are payable quarterly. Three notes with principal balances totaling $65,000 mature on June 30, 2019, and are currently in default. The remaining note matures on December 31, 2019.  On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock at a conversion price of $0.03 per share (See Note 5 and 6).

In October 2017 and February 2018, the Company repaid the principal amount of a note payable totaling $15,782 to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on June 30, 2019.

Interest expense on the notes payable to stockholders was $3,990 and $3,243 for the three months ended June 30, 2019 and 2018, respectively, and $11,155 and $10,081 for the nine months ended June 30, 2019 and 2018, respectively.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The agreement calls for 308 installments of $194 paid over 432 days. The debt issuance cost is amortized over the life of the loan. As of June 30, 2019, the loan balance is $24,092, net of debt issuance cost of $8,499. The amount is included in liabilities from discontinued operations (see Note 8).

NOTE 5 - EQUITY TRANSACTIONS

Common stock issued for cash

In December 2018, the Company sold 3,333,334 shares of common stock to unrelated parties for $100,000 in cash.

Common stock issued for notes payable

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock (See Note 4).

Preferred Stock Dividends

As of June 30, 2019 and September 30, 2018, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $112,173 and $88,683, respectively.

As discussed above, on June 18, 2019, the shareholder converted $7,204 of accrued dividends into shares of common stock (See Note 4 and 6).

Preferred stock issued for acquisition of assets

In November, 2016, the Board of Directors approved the Asset Purchase Agreement between the Company and Collabria LLC (“Collabria”). Under the terms of the Agreement, the Company acquired all of the intellectual property of Collabria, including its ReadyOp command, control and communication platform trade named ReadyOp (the “ReadyOp Platform”). In addition, the Company acquired Collabria’s customer base (“Collabria Client List”). The Company assumed no liabilities of Collabria under this Agreement. The terms of the Agreement called for the Company to issue 3,000,000 (Three million) shares of restricted Series E Convertible Preferred stock to Collabria with a fair value of $292,240. As of March 1, 2019, each one (1) share of Series E Preferred shall be convertible into one hundred (100) shares of fully paid and non-assessable Common Stock at the sole option of the holder of Series E Preferred.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, Voiceinterop committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of June 30, 2019, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. This amount is included in liabilities from discontinued operations (See Note 8).

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $11,947 and $11,652 for the three months ended June 30, 2019 and 2018, respectively. Rent expense paid to the related party was $35,643 and $34,657 for the nine months ended June 30, 2019 and 2018, respectively.

In October 2017 and February 2018, the Company repaid the principal amount of a note payable totaling $15,782 to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock (See Note 4 and 5).

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

Rent expense incurred during the nine months ended June 30, 2019 and 2018 was $35,643 and $52,331, respectively. Rent expense incurred during the three months ended June 30, 2019 and 2018 was $11,947 and $17,345, respectively.

VoiceInterop subleases part of its office space to two entities for approximately $1,150 per month.  Sublease rental income received during the three and nine months ended June 30, 2019 was $2,870 and $8,616, respectively.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the nine months ended June 30, 2019. One customer accounted for 11% of the Company’s revenue for the nine months ended June 30, 2018.  As of June 30, 2019, three customers accounted for approximately 24%, 13% and 11% of the Company’s total outstanding accounts receivable. As of September 30, 2018, two customers accounted for 13% and 11% of the Company’s total outstanding accounts receivable.

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

 On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company will distribute to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,697,448 shares of shares of Common Stock of Voiceinterop. That each common shareholder would receive .075 shares of Voiceinterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of Voiceinterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On May 13, 2019 Voiceinterop filed an S-1 registration statement with the SEC. As of the date of this report, the S-1 registration statement has not yet be declared effective the SEC. Because of this pending registration, all VoiceInterop transactions have been recorded as discontinued operations.

As of June 30, 2019 and September 30, 2018, assets and liabilities from discontinued operations are listed below:

	June 30,	September 30,
	2019	2018
	(unaudited)
Current assets:
Cash	$ 1,735	$ 285
Accounts receivable, net	1,600	-
Assets from discontinued operations	$ 3,335	$ 285

Current liabilities:
Accounts payable and accrued expenses	$ 38,885	$ 10,086
Deferred revenue, current portion	16,413	28,720
Deferred rent, current portion	401	-
Installment loan, net, current portion	24,092	-
Due to unrelated parties	68,000	68,000
Current liabilities from discontinued operations	147,791	106,806

Long Term Liabilities
Deferred revenue, net of current	11,282	-
Deferred rent, long term portion	1,890	-
Long term liabilities from discontinued operations	13,172	-
Liabilities from discontinued operations	$ 160,963	$ 106,806

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the three month periods ended June 30, 2019 and 2018:

	For the three	For the three
	months ended	months ended
	June 30, 2019	June 30, 2018

Revenue	$ 18,661	$ 32,899
Cost of Revenue	2,294	823
Gross Profit	16,367	32,076

Operating Expenses:
Selling expenses	3,130	3,845
Administrative expenses and professional fees	(5,002)	31,107
Total Operating Expenses	(1,872)	35,552

Income (Loss) from operations	18,239	(3,476)

Other Income (Expense)
Other Income	4,851	-
Interest and other expense	(8,753)	-
Total Other (Expense)	(3,902)	-

Income (Loss) Before Income Taxes	14,337	(3,476)
Provision for Income Taxes	-	-

Income (Loss) from discontinued operations	$ 14,337	$ (3,476)

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the nine month periods ended June 30, 2019 and 2018.

	For the nine	For the nine
	months ended	months ended
	June 30, 2019	June 30, 2018

Revenue	$ 75,721	$ 167,661
Cost of Revenue	25,395	88,556
Gross Profit	50,326	79,105

Operating Expenses:
Selling expenses	10,200	20,140
Administrative expenses and professional fees	66,645	71,339
Total Operating Expenses	76,845	91,479

Loss from operations	(26,519)	(12,374)

Other Income (Expense)
Other Income	19,947	-
Interest and other (expense)	(17,180)	-
Total Other Income	2,767	-

Loss Before Income Taxes	(23,752)	(12,374)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (23,752)	$ (12,374)

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

FOR THE THREE MONTHS ENDED JUNE  30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenue

Revenues increased to $365,296 for the three months ended June 30, 2019 as compared to $192,131 for the three months ended June 30, 2018.   The primary reasons for the increase in revenue was due to the increase in sales of ReadyOp software from $185,341 in 2018 to $258,837 in 2019, or approximately 39%, and an increase in sales of ReadyOp gateways from $1,000 to $82,755, for the three month periods ended June 30, 2018 and 2019, respectively.  Deferred revenue also increased by approximately 30% to $606,902 as of June 30, 2019 as compared to $466,695 as of September 30, 2018. Approximately 95% of our licenses sold are for one-year terms.

Cost of Revenue

Cost of revenues was $81,435 for the three months ended June 30, 2019 as compared to $35,749 for the three months ended June 30, 2018.   Gross profits were $283,861 and $156,382 for the three months ended June 30, 2019 and 2018, respectively. Gross margins decreased from  81% for the three months ended June 30, 2018 to 78% for the three months ended June 30, 2019. The decrease in gross profit margins was primarily due to lower margins associated with sales of the ReadyOp IP Gateways.

Operating Expenses

Operating expenses increased approximately 20% to approximately $315,563 for the three months ended June 30, 2019 compared to $263,410 for the three months ended June 30, 2018.  For the three months ended June 30, 2019, selling expenses increased to $155,077 from $107,255 for the three months ended June 30, 2018. The increase was primarily due to hiring additional sales and marketing personnel and increased travel expenses associated with the marketing of ReadyOp software.  Administrative expenses increased by $21,581 or approximately 27% which was a result of increased professional fees associated with the spin-off of VoiceInterop. Research and development expenses were $44,248 for the three months ended June 30, 2019 as compared to $49,417 for the three months ended June 30, 2018. The decrease of approximately 10% was primarily due to lower expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Loss from Continuing Operations

The Company’s loss from operations decreased to $33,501 during the three months ended June 30, 2019 as compared to $110,271 for the three months ended June 30, 2018. The primary reason for the decrease was due to the increase in gross profit of approximately 81% from $156,382 to $283,861 in the three months ended June 30, 2018 and 2019, respectively.

Income (Loss) from Discontinued Operations

Income from discontinued operations, was $14,337 during the three months ended June 30, 2019 compared to a loss of $3,476 for the three months ended June 30, 2018. The primary reason for the increase was the significant decrease in professional and administrative of approximately $36,109. This decrease was due to the Company negotiating the professional fees and was able to receive a reduction in fees for the three months ended June 30, 2019. The decrease was offset by the decrease in revenues generated by VoiceInterop in the same period.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $29,395 for the three months ended June 30, 2019 as compared to a net loss of $124,604 for the three months ended June 30, 2018. The primary reason for the decrease was due to the increase in gross profit of approximately 81% from $156,382 to $283,361 in the three months ended June 30, 2018 and 2019, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2018

Revenue

Revenues from operations were $835,631 for the nine months ended June 30, 2019 as compared to $561,404 for the nine months ended June 30, 2018. The increase was primarily due to a steady increase in sales of the ReadyOp software platform and increased sales of ReadyOp IP Gateways.

Cost of Revenue

Cost of revenues was $178,541 for the nine months ended June 30, 2019, as compared to $88,456 for the nine months ended June 30, 2018. This increase was a result of the increase in revenue for the same period. Gross profits were $657,090 and $472,948 for the nine months ended June 30, 2019 and 2018, respectively. Gross margins decreased to 79% for the nine months ended June 30, 2019 from 84% for the nine months ended June 30, 2018. The decrease in gross margins was primarily due to lower profit margins associated with sales of ReadyOp IP Gateways.

Operating Expenses

Operating expenses for the nine months ended June 30, 2019 were $900,875 compared to $802,928 for the nine months ended June 30, 2018, an increase of approximately 12%.    This increase was primarily due to an increase in selling expenses from $278,241 to $410,315 for the nine months period ended June 30, 2018 and 2019, respectively. This increase of approximately 47% was due to the hiring of additional marketing personel for the ReadyOp software platform partially offset by a decrease in amortization and research and development expenses. Amortization expense declined from $85,140 to $56,943 in the nine months ended June 30, 2018 and 2019, respectively. The decline was due to the ReadyOp customer list being fully amortized in the nine months ended June 30, 2019.  Research and development expenses declined approximately 8% from $171,992 in 2018 to $157,789 in the nine months ended June 30, 2019, primarily due to lower expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Loss from Continuing Operations

The Company’s loss from continuing operations decreased to $255,698 during the nine months ended June 30, 2019 as compared to a loss of $327,966 for the nine months ended June 30, 2018. The primary reason for this decrease was the increase in gross profit for the nine months ended June 30, 2019 as compared to the comparable period in 2018.

Loss from Discontinued Operations

Loss from discontinued operations, increased to $23,752 during the nine months ended June 30, 2019 as compared to a loss of $12,374 for the nine months ended June 30, 2018. The primary reason for the increase was due to decreased revenue generated by VoiceInterop, offset by a decrease in operating expenses as a result of a reduction in professional fees in the nine months ended June 30, 2019. Revenue was $75,721 was for nine months ended June 30, 2019 compared to $167,662 in the nine months ended June 30, 2018.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $310,144 and $373,857 for the nine months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to an increase in gross profit of approximately 38%, from $472,948 to $657,090 in the nine months ended June 30, 2018 and 2019, respectively. Net loss per common share was ($0.00) and ($0.00) for the nine months ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $80,326 for the nine months ended June 30, 2019 compared to net cash provided by operating activities of $35,708 for the nine months ended June 30, 2018. This increase was mainly attributable to an increase in accounts receivable and accounts payable offset by increases in deferred revenue and customer deposits.

Net cash provided by financing activities was $110,353 for the nine months ended June 30, 2019 compared to $14,218 for the nine months ended June 30, 2018. The increase was primarily due to proceeds received from the issuance Common Stock in the amount of $100,000.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock for cash and for the acquisition of the ReadyOp software platform. We believe that the ReadyOp software platform will put the Company in a better position to become cash flow positive.  There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended June 30, 2019 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2019, two shareholders converted $65,000 in notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock.

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

Item 3. Defaults upon Senior Securities

As of June 30, 2019, the Company had unsecured notes payable to stockholders totaling $65,000. These notes bear interest at 8% which are payable quarterly and mature on June 30, 2019. These notes are currently in default.

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

August 14, 2019

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

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: August 14, 2019

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

Date: August 14, 2019

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 14, 2019

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer