Form 10-K
period 2019-09-30
Cleartronic, Inc.
filed 2020-01-14
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $0.00001per share	CLRI	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

-i-

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 29, 2019 (based on the closing sale price of $0.0101 per share of the registrant's common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $1,117,129. The stock price of $0.0101 at March 29, 2019, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At January 10, 2020 the registrant had outstanding 211,994,635 shares of common stock, par value $0.00001 per share.

-ii-

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

-iii-

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

All of our operations are conducted through our wholly owned subsidiary ReadyOp Communications, Inc.,(“ReadyOp”) a Florida corporation, incorporated on September 15, 2014, which facilitate the marketing and sales of ReadyOp™ software and AudioMate IP gateways, discussed below.

 In March 2018, the Company approved the spin-off VoiceInterop, Inc.(“Voiceinterop”) into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations.

The Company’s  history is being reviewed by the Financial Industry Regulatory Authority (“FINRA”) and as of the date of this filing the review has not been completed. No dividends can be distributed until that review is completed and approved by FINRA.

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

We have obtained  a trademark on ReadyOp.

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

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel. , Michael. M. Moore, our Chief Executive Officer and Director, and Larry M. Reid, our President, Chief Financial Officer, Principal Accounting Officer, and Secretary and Director, and their intended designees will play the major roles in securing the services of those persons deemed capable to develop and execute upon our business strategy.  While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

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

Mr. Moore will be paid a base salary of $16,667 per month. A copy of the employment agreement with Mr. Moore has been previously filed on January 13, 2016 as an exhibit to a Form 10-K. See Item 13. Certain Relationships and Related Transactions and Director Independence.”

Adequacy of Working Capital for Cleartronic

We estimate that we will need at least $1.4 million to continue operations over the next 12 months.  We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means.  If we are not able to raise additional capital, we will not be able to continue operations and our business may fail.

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

Employees

As of the date of this report, we have eight employees, Michael M. Moore, our Chief Executive Officer and Director, Larry M. Reid, our President, Chief Financial Officer, Principal Accounting Officer, Secretary, and  Director. , John Ohl, Engineering Director ReadyOp communications, Inc., Gene Hubbard, Technical Assistant ReadyOp Communications, Inc,  Jennifer Ohl, Customer Service Manager, ReadyOp Communications, Inc. and Gabriel Saffold, Director Research and Development.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,700 square feet for our principal offices in Boca Raton, Florida, from an unaffiliated party at a monthly rental of approximately $3,630.  The lease expires on November 30, 2021.

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

	High	Low
Fiscal 2018 Quarter Ended:
December 31, 2017	$0.06492	$0.037
March 31, 2018	$0.085	$0.0351
June 30, 2018	$0.085	$0.025
September 30, 2018	$0.05	$0.0201

Fiscal 2019 Quarter Ended:
December 31, 2018	$0.035	$0.0201
March 31, 2019	$0.0285	$0.02
June 30, 2019	$0.0285	$0.0071
September 30, 2019	$0.06	$0.0275

As of December 30, 2019, we were authorized to issue 5,000,000,000 shares of our common stock, of which 211,994,635 shares were outstanding.  Our shares of common stock are held by approximately 200 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

Dividends

As of September 30, 2019 we have converted  $87,800 of accrued dividends into common stock   We do not anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of our preferred stock and dividend rights pertaining to the preferred stock.

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2019 and 2018, the cumulative arrearage of undeclared dividends totaled  $41,921 and $88,683, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

On the dates specified below, we have issued unregistered securities to various creditors and investors.

• On December 18, 2018, the Company sold 3,333,334 shares of common stock to two  investors for $100,000 cash.

• On June 18, 2019 a shareholder converted a $25,000 promissory note, $9,712 of accrued interest, and $7,204 of accrued dividends into 1,397,211 shares of common stock at a conversion price of $0.03 per share.

• On June 18, 2019, a shareholder and director converted a $40,000 promissory note and $12,590 of accrued interest into 1,752,988 shares of common stock at a conversion price of $0.03 per share.

• On September 30, 2019, a shareholder and director converted $80,596 of accrued dividends into 1,611,912 shares of common stock at a conversion price of $0.05 per share.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Cleartronic.

• On June 18, 2019 a shareholder converted a $25,000 promissory note, $9,712 of accrued interest, and $7,204 of accrued dividends into 1,397,211 shares of common stock at a conversion price of $0.03 per share.

• On June 18, 2019, a shareholder and director converted a $40,000 promissory note and $12,590 of accrued interest into 1,752,988 shares of common stock at a conversion price of $0.03 per share.

• On September 30, 2019, a shareholder and director converted $80,596 of accrued dividends into 1,611,912 shares of common stock at a conversion price of $0.05 per share.

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

Going Concern

On September 30, 2019, we had current assets of $282,628 and current liabilities of $1,329,725.  Our independent certified public accountants have stated in their report on our audited consolidated financial statements for the fiscal year end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of September 30, 2019, Cleartronic had an accumulated deficit of $16,221,110, which included a net loss of $176,598 reported for the year ended September 30, 2019.  Also, during the year ended September 30, 2019, we used net cash of $69,357 for operating activities.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended September 30, 2019, Compared to Year Ended September 30, 2018.

Revenues.  Revenues increased 49% to $1,164,191 in 2019, from $782,232 during 2018.  This increase of approximately $381,959 was primarily due to increased sales of the ReadyOp software platform. Revenue from our other subsidiary, VoiceInterop, Inc., decreased approximately 54% to $87,254 from $191,635.

Cost of Revenues and Gross Margins.  Cost of revenues increased from $123,644 in 2018, to $246,117 in 2019.  Gross margins increased by approximately 39% from $918,074 in 2019 to $658,588 in 2018.  The primary reason for the increase in gross margin was due to lowering cost of revenue related to ReadyOp software subscriptions.

Operating Expenses.  Operating expenses increased approximately 11% in 2019, to $1,225,734 compared to $1,104,229 during 2018.  Operating expenses include selling expenses, administrative expenses, research and development costs and amortization expense.

Selling Expenses.  Selling expenses increased approximately 42% from $420,123 in 2018, to $595,825 in 2019, primarily due to increased travel expenses and trade show costs.

Administrative Expenses.  Administrative expenses remain fairly consistent from $348,330 in 2018, to $348,960 in 2019.

Research and Development Expenses.  Research and development expenses decreased approximately 7% to $207,707 in 2019, from $222,256 in 2018, due to decreased development expense related to a technology license agreement with the University of South Florida Research Foundation and decreased expense associated with the ReadyOP software platform.

Amortization Expenses.  Amortization expense was $73,242 in 2019 and $113,520 in 2018 a decrease of 35%.  The decrease was primarily due to the ReadyOp Customer List which was fully amortized in 2019.

Other Income and Other Expense.   Interest and other expense increased from $13,324 in 2018 to $17,871 in 2019. The increase was primarily due to an increase in interest expense.  Other income of approximately $253,480 was attributable to the settlement of old accounts payable.

Net Loss.  Net losses were $176,598 and $532,809 for 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $27,285 during the fiscal year ended September 30, 2019, to $27,698.  Net cash used in operating activities for the fiscal year ended September 30, 2019, was $69,357 as compared to $21,365 for the fiscal year ended September 30, 2018.   We funded our operating activities during the most recent fiscal year through investing and financing activities that generated net proceeds of approximately $96,642.

At September 30, 2019, our total liabilities were $1,479,543, which included $264,855 in accounts payable, $123,300 in accrued expenses, $92,869 in notes payable stockholders, $26,756 in customer deposits and $776,537 in deferred revenue.

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

Investing Activities

Net cash used in investing activities was $0 for fiscal year ended September 30, 2019, and $0 in 2018.

Financing Activities

Net cash provided by financing activities was $96,642 during fiscal 2019.  This included $43,810  from installment loan-discontinued operations less repayment of installment loan of $39,964, proceeds from the issuance of common stock of $100,000  less dividends paid of $7,204. Net cash provided by financing activities was approximately $14,218 during fiscal year 2018. This included proceeds from Note Payable Stockholders of $30,000 less repayment of notes payable stockholder of $15,782.

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

Revenue Recognition and Deferred Revenues

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's consolidated statements of operations during the year ended September 30, 2019.

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers.   Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

-The Company applies the following five-step model in order to determine this amount:

-Identification of Contact with a customer;

-Identify the performance obligation of the contract

-Determine transaction price;

-Allocation of the transaction price to the performance obligations; and

-Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.

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

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

The adoption of this standard did not have a material impact on the Company's consolidated statements of operations during the year ended September 30, 2019.

Inventory

   Inventory consists of finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended September 30, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The adoption of ASU 2016-02 will have a material impact on its balance sheet as the Company will record material assets and obligations primarily related to its office space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $79,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company also expects to record the right of use assets of approximately $75,000 based upon the operations lease liability adjusted deferred rent. The amount will be included in assets and liabilities from discontinued operations.  The Company does not expect to have a material impact on its statement of income or statement of cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's consolidated statements of operations during the year ended September 30, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were  effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	60	Chairman and Director	2016
Michael M. Moore	65	Chief Executive Officer and Director	2015
Larry M. Reid	75	President, Chief Financial Officer, Secretary and Director	1999

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2019, and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2018	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2019	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
Michael Moore(2)	2018	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	2019	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

(1) Mr. Reid is our President, Chief Financial Officer ,Principal Accounting Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2019:

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

(1)Mr. Reid is our  president, chief financial officer, principal accounting officer, secretary, and a director.

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

• Each director;

• Each named executive officer; and

• All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.37%	511,225	5.93%
Marc Moore(4)	5,702,988	2.69%	3,000,000	34.18%
Richard J. Martin	-0-	-0-	1,582,966	18.37%
All directors and officers as a group (one person)	10,719,313	5.06%	5,094,199	59.12%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 211,994,635 shares were issued and outstanding.  As of the date of this report, we have 71,250,010 authorized and designated shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares were issued and outstanding.  Mr. Reid owns 511,525 shares of Series C Preferred stock.  See below for a description of our preferred stock and voting rights. Mr. Martin owns 512,996 shares of our Series A Preferred stock and 1,070,000 shares of our Series C Preferred stock.

(3) Mr. Reid is our president, chief financial officer, principal accounting officer, secretary, and director.

(4) Mr. Moore is our chief executive officer and a director. Mr. Moore owns 5,702,988 shares of our common stock and 3,000,000 shares of our Series E Preferred stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

• The operation of which may at a subsequent date result in a change in control of Cleartronic; or

• With respect to the election of directors or other matters.

Preferred Stock

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares were issued and outstanding.  There are currently 5 series of preferred stock designated as follows:

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

• A holder of shares of the Series C Preferred Stock is entitled, to the number of votes equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series C Preferred Stock shall be convertible into five  shares of our common stock.

• A holder of shares of the Series D Preferred Stock is entitled, to the number of votes equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series D Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series D Preferred Stock shall be convertible into five shares of our common stock.

• A holder of shares of the Series E Preferred Stock is entitled, to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series E Preferred Stock shall be convertible into 100 shares of our common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

See “Summary of Cash and Certain Other Compensation,” above.

Item 14.Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Liggett & Webb P A for professional services rendered for the audit and reviews of our financial statements for the fiscal years ended September 30, 2019 and 2018 were $46,000 and $26,000, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb PA  for  professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2019 and 2018 was $27,500 and $ 0, respectively.

Tax Fees

The aggregate tax fees billed by Liggett & Webb PA professional services rendered for tax services for the fiscal years ended September 30, 2019 and 2018 was $1,200 and $1,200, respectively.

All Other Fees

There were no other fees billed by Liggett & Webb PA for professional services rendered during the fiscal years ended September 30, 2019 and 2018, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

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

3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant’s registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.
3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant’s Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant’s Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on October 5, 2012, Commission File Number 333-135585.

3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant’s Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant’s Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant’s Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.2**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329
10.3**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant’s Form 8-K on March 18, 2015, Commission File Number 000-55329
10.4**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.5**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.6**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329

10.7**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant’s Form 10-K on January 13, 2016, Commission File 000-55329.
10.8**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.
10.9**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
10.10*	Promissory Note dated September 27, 2017 in the amount of $35,000 issued to Richard Martin.
10.11*	Promissory Note dated October 12, 2017 in the amount of $15,000 issued to Richard Martin
10.12*	Installment Note dated September 30, 2019 in the amount of $75,279 issued to Richard Martin
10.13*	Lease Agreement dated December 1, 2018 , between BGNP Associates, LLC and VoiceInterop, Inc.
10.14*	Promissory Note dated December 2, 2019 in the amount of $50,000 issued to Mr. John F. Marek. Filed herewith.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

101	XBRL Documents

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: January 14, 2020                                                        By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2020

By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit  and cash flows for each of the two years in the period ended September 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a net loss, a working capital deficit of and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2016.

Boynton Beach, Florida

January 14 , 2020

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND 2018

ASSETS
	2019	2018
Current assets:
Cash	$ 27,698	$ 413
Accounts receivable, net	215,956	109,660
Inventory	19,838	13,790
Prepaid expenses and other current assets	15,000	688
Assets from discontinued operations	4,136	285
Total current assets	282,628	124,836

Other assets:
Other assets	8,656	8,656
ReadyOp software platform (net of amortization)	10,878	76,074
ReadyOp customer list (net of amortization)	-	8,046
Total other assets	19,534	92,776
Total assets	$ 302,162	$ 217,612

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 264,855	$ 502,178
Accrued expenses	123,300	169,673
Deferred revenue, current portion	676,526	354,362
Notes payable stockholders	53,729	147,589
Customer deposits	26,756	12,756
Liabilities from discontinued operations, current portion	184,559	106,806
Total current liabilities	1,329,725	1,293,364

Long Term Liabilities
Notes payable stockholders, net of current portion	39,140	-
Deferred revenue, net of current portion	100,011	112,333
Liabilities from discontinued operations, net of current portion	10,667	-
Total long term liabilities	149,818	112,333
Total liabilities	1,479,543	1,405,697

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,120	2,039
211,994,635 and 203,899,190 shares issued and outstanding, respectively
Additional paid-in capital	15,041,522	14,854,301
Accumulated Deficit	(16,221,110)	(16,044,512)
Total stockholders' deficit	(1,177,381)	(1,188,085)
Total liabilities and stockholders' deficit	$ 302,162	$ 217,612

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Revenue	$ 1,164,191	$ 782,232
Cost of Revenue	246,117	123,644
Gross Profit	918,074	658,588

Operating Expenses:
Selling expenses	595,825	420,123
Administrative expenses	348,960	348,330
Amortization	73,242	113,520
Research and development	207,707	222,256
Total Operating Expenses	1,225,734	1,104,229

Other expense and interest expense	(17,871)	(13,324)
Income from settlement of accounts payable	253,480	-
Total Other Income(Expense)	235,609	(13,324)

Loss from continuing operations before income taxes	(72,051)	(458,965)
Income taxes from continuing operations	-	-

Loss from continuing operations	(72,051)	(458,965)

Discontinued operations
Loss from discontinued operations	(104,547)	(73,844)
Income taxes from discontinued operations	-	-
Loss from discontinued operations	(104,547)	(73,844)

Net loss	(176,598)	(532,809)

Preferred stock dividends Series A Preferred	(41,038)	(43,734)

Net loss attributable to common stockholders	$ (217,636)	$ (576,543)

Net loss per share - basic and diluted
Loss from Continuing Operations	$ (0.00)	$ (0.00)
Loss from discontinued operations	$ (0.00)	$ (0.00)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted Average of number of shares outstanding
basic and diluted	206,414,819	203,899,190

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018
	2019	2018
NET LOSS	$ (176,598)	$ (532,809)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ReadyOp software platform	65,196	65,196
Amortization of ReadyOp customer list	8,046	48,324
Provision for bad debt	36,000	14,000
(Increase) decrease in assets:
Accounts receivable	(142,296)	(27,164)
Inventory	(6,048)	16,469
Prepaid expenses and other current assets	(14,312)	10,000
Assets from discontinued operations	(3,851)	18,149
Increase (decrease) in liabilities:
Accounts payable	(237,323)	47,520
Accrued expenses	(6,586)	143,610
Deferred revenue	309,842	110,100
Customer deposit	14,000	(10,000)
Liabilities from discontinued operations	84,573	75,240
Net Cash Used in Operating Activities	(69,357)	(21,365)

Cash Flows From Investing Activities
Issuance of note receivable - discontinued operations	(25,000)	-
Repayment of note receivable - discontinued operations	25,000	-
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,810	-
Repayment of installment loan - discontinued operations	(39,964)	-
Proceeds from notes payable stockholders	-	30,000
Repayment of notes payable stockholders	-	(15,782)
Proceeds from issuance of Common Stock	100,000	-
Dividends paid	(7,204)	-
Net Cash Provided by Financing Activities	96,642	14,218

Net increase (decrease) in cash	27,285	(7,147)

Cash at beginning of year	413	7,560

Cash at end of year	$ 27,698	$ 413

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,792	$ 1,338
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of note payable, accrued interest and accrued dividends - related parties	$ 94,506	$ -
Accrued interest converted into note payable	$ 10,279	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2019 AND 2018
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2017	566,496	$ 6	1	$ -	2,563,375	$ 26	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,319	$ (15,511,703)	$ (655,276)

Series A Convertible Preferred shares exchanged for Series C Convertible Preferred shares
	(53,500)	(1)		-	1,070,000	11	-	-	-	-	-	-	(10)	-	-

Series b Convertible Preferred shares exchanged for Series C Convertible Preferred shares
	-	-	(1)		800,000	8	-	-	-	-	-	-	(8)	-	-

Net loss for the year ended September 30, 2018	-	-	-	-	-	-	-	-	-	-	-	-	-	(532,809)	(532,809)

Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,301	$ (16,044,512)	$ (1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	-	100,000

Common stock issued for conversion of note payable, accrued interest and dividend - related parties	-	-	-	-	-	-	-	-	-	-	3,150,199	32	94,474	-	94,506

Common stock issued for conversion of accrued dividends	-	-	-	-	-	-	-	-	-	-	1,611,912	16	(16)	-	-

Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(7,204)	-	(7,204)

Net loss for the year ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(176,598)	(176,598)

Balance at September 30, 2019	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	211,994,635	$ 2,120	$ 15,041,522	$ (16,221,110)	$ (1,177,381)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations. (See Note 9)

The Company’s history is being reviewed by the Financial Industry Regulatory Authority (“FINRA”) and as of the date of this filing the review has not been completed. No dividends can be distributed until that review by FINRA is completed and approved.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, ReadyOp Communications, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated. All VoiceInterop transactions have been recorded as discontinued operations. (See Note 9)

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2019 and September 30, 2018.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $52,000 and $16,000 allowances for doubtful accounts as of September 30, 2019 and September 30, 2018, respectively.

ASSET ACQUISITION

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the years ended September 30, 2019 and 2018 was $65,196 and $65,196, respectively.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the years ended September 30, 2019 and 2018 was $8,046 and $48,324, respectively.  As of September 30, 2019, the Collabria customer base has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the years ended September 30, 2019 and 2018, the Company had $207,707 and $222,256, respectively, in research and development costs from continuing operations.

REVENUE RECOGNITION AND DEFERRED REVENUES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's consolidated statements of operations during the year ended September 30, 2019.

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

ii. Identify the performance obligation of the contract;

iii. Determine transaction price;

iv. Allocation of the transaction price to the performance obligations; and

v. Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.

In transactions in which hardware is sold to a customer, the Company recognizes the revenue when the hardware has been shipped to the customer. The hardware supplied by the Company does not require a related software license and can be operated and fully functional without the Company’s software.

The Company allocates the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of system licenses is recognized once installation is complete.

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

The adoption of this standard did not have a material impact on the Company's consolidated statements of operations during the year ended September 30, 2019.

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

As of September 30, 2019 and 2018, we had no options and warrants outstanding.  As of September 30, 2019 and 2018, the Company had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2019 and 2018, we had 4,433,375 shares of Series C Convertible Preferred stock outstanding, which are convertible into 22,166,875 shares of common stock.

As of September 30, 2019 and 2018, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of September 30, 2019 and 2018, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

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

The Company’s fair value hierarchy for intangible assets as of September 30, 2019 and 2018, respectively, was as follows:

	September 30,
	2019	Level 1	Level 2	Level 3
ReadyOp software platform, net of amortization	10,878	-	-	10,878
Total	$10,878	$-	$-	$10,878

	Septembe 30,
	2018	Level 1	Level 2	Level 3
ReadyOp software platform, net of amortization	$76,074	$-	$-	$76,074
ReadyOp customer list, net of amortization	8,046	-	-	8,046
Total	$84,120	$-	$-	$84,120

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2019 and September 30, 2018, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $15,073 and $13,263 during the years ended September 30, 2019 and 2018, respectively.

  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The adoption of ASU 2016-02 will have a material impact on its balance sheet as the Company will record material assets and obligations primarily related to its office space lease. The Company expects to record right-of-use and the corresponding operating lease liability of approximately $79,000 based on the present value of the remaining minimum rental payments using discount rates as of the application date. The Company also expects to record the right of use assets of approximately $75,000 based upon the operations lease liability adjusted deferred rent. The amount will be included in assets and liabilities from discontinued operations.  The Company does not expect to have a material impact on its statement of income or statement of cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's consolidated statements of operations during the year ended September 30, 2019.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company reported a net loss of approximately $176,000 and $532,000 for the years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company has an accumulated deficit of approximately $16.2 million and a working capital deficit of approximately $1.05 million. The Company believes the acquisition of the ReadyOp software platform in 2016 was a prudent purchase by the Company. Additional revenue has been generated for the Company and management believes revenue will continue to increase each quarter. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management is currently seeking funding from significant shareholders and outside funding sources sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -  DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2019 and 2018 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2019, the Company has an adjusted net operating loss carryforward of approximately $14,739,000 that expire through 2039. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company’s net deferred income tax assets at September 30, 2019 and 2018, respectively are as follows:

	2019	2018
Amortization and impairment of license agreement	$424,296	$382,593
Allowance for doubtful account	13,177	4,053
Net operating loss carryforward	3,735,719	3,066,449
Net deferred income tax asset	4,173,192	3,453,095
Less: valuation allowance	(4,173,192)	(3,453,095)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2019	2018

Federal statutory taxes	$(35,046)	$(101,415)
State income taxes, net of federal benefit	(9,713)	(26,561)
Change in tax rate estimates	-	1,620,004
Less: Valuation allowance, non-deductible items	496	495,021
Change in valuation allowance	44,263	(1,987,049)
	$-0-	$-0-

	2019	2018

Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

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

NOTE 5   - NOTES PAYABLE

Notes payable to Stockholders

As of September 30, 2019 and September 30, 2018, the Company had unsecured notes payable to stockholders totaling $92,869 and $147,589, respectively. These notes range in interest from 8% to 15% which are payable quarterly. One note with a principal balances of $17,588 is due on December 31, 2019.

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%.  This note requires a monthly payment of $3,405 for the next 24 months.

On June 18, 2019, two note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock at a conversion price of $0.03 per share. (See Note 6 and 7).

In October 2017 and February 2018, the Company repaid the principal amount of a note payable totaling $15,782 to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amount of $15,000 each.  The notes bear 8% interest and mature on June 30, 2019.  The note was converted to installment promissory note on September 30, 2019 (See an installment promissory note dated September 30, 2019 above).

Interest expense on the notes payable to stockholders was $11,155 and $13,324 for the years ended September 30, 2019 and 2018, respectively.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The agreement calls for 308 installments of $194 paid over 432 days. The debt issuance cost is amortized over the life of the loan. As of  September 30, 2019, the loan balance is $14,587, net of debt issuance cost of $5,200. The amount is included in liabilities from discontinued operations (see Note 9).

NOTE 6 - EQUITY TRANSACTIONS

Common stock issued for cash

In December 2018, the Company sold 3,333,334 shares of common stock to unrelated parties for $100,000 in cash.

Common stock issued for notes payable

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock (See Note 5).

Preferred Stock Dividends

As of September 30, 2019 and September 30, 2018, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $41,921 and $88,683, respectively.

As discussed above, on June 18, 2019, the shareholder converted $7,204 of accrued dividends into shares of common stock (See Note 7).

On September 20, 2019, the shareholder converted $80,596 of accrued dividends into 1,611,912 shares of common stock (See Note 7).

As of September 30, 2019 and 2018, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $41,920 and $88,683, respectively.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, Voiceinterop committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of September 30, 2019, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. This amount is included in liabilities from discontinued operations (See Note 9).

Declaration of Stock Dividend

On April 23, 2018, the board of Directors declared a stock dividend for common stock shareholders and for certain classes of preferred stock shareholder   of the Company. That each common shareholder would receive .075 shares of VoiceInterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of VoiceInterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On May 13, 2019 Voiceinterop filed an S-1 registration statement with the SEC. The Company will distribute 17,819,548 shares of VoiceInterop common stock to it’s shareholders.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $46,192 and $57,534 for the years ended September 30, 2019 and 2018, respectively.

In October 2017 and February 2018, the Company repaid the principal amount of a note payable totaling $15,782 to a shareholder.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.  The note was converted to an installment promissory note on September 30, 2019 (See below and Note 5).

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note.  The note is due on September 30, 2021 and bears an interest rate of 8%.  The note requires a monthly payment of $3,405 for the next 24 months (See Note 5).

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock (See Note 5 and 6).

On September 20, 2019, the shareholder converted $80,596 of accrued dividends into 1,611,912 shares of common stock (See Note 6).

On December 17, 2018, VoiceInterop entered into an unsecured promissory note with a shareholder which bears interest at 8% plus a issue discount and matures on February 10, 2019. On February 14, 2019 the Company granted a 30 day extension to the shareholder. On March 6, 2019, the shareholder repaid the full principal amount of $25,000 along with $1,770 in interest of a promissory note held by the Company. The interest income is included in income from discontinued operations (See Note 9).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Rent expense incurred during the years ended September 30, 2019 and 2018 was $46,192 and $57,534, respectively.

VoiceInterop subleases part of its office space to two entities for approximately $1,150 per month.  Sublease rental income received during years ended September 30, 2019 was $11,488 and $0, respectively.

Future lease commitments are as follows for the years ended September 30:

2020	45,157
2021	46,812
2022	7,852
$99,821

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the years ended September 30, 2019 and 2018.  As of September 30, 2019, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable. As of September 30, 2018, two customers accounted for 24% of the Company’s total outstanding accounts receivable.

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

As of September 30, 2019, the Company has recorded $1,000 for the minimum royalty for the fiscal year ended 2019.

NOTE 9 – DISCONTINUED OPERATIONS

In March 2018, the Company approved the spin-off Voiceinterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.

 On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company will distribute to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,819,548 shares of shares of Common Stock of Voiceinterop. That each common shareholder would receive .075 shares of Voiceinterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of Voiceinterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On May 13, 2019 Voiceinterop filed an S-1 registration statement with the SEC.  On November 14, 2019, Voiceinterop, Inc’s., S-1 Registration Statement was declared effective by Securities and Exchange Commission.

The Company’s history is being reviewed by the Financial Industry Regulatory Authority (“FINRA”) and as of the date of this filing the review is not been completed. No dividends can be distributed until that review is completed and approved by FINRA..

As of September 30, 2019 and September 30, 2018, assets and liabilities from discontinued operations are listed below:

	September 30,	September 30,
	2019	2018
Current assets:
Cash	$ 4,136	$ 285
Assets from discontinued operations	$ 4,136	$ 285

Current liabilities:
Accounts payable and accrued expenses	$ 77,584	$ 10,086
Deferred revenue, current portion	23,492	28,720
Deferred rent, current portion	896	-
Installment loan, net, current portion	14,587	-
Due to unrelated parties	68,000	68,000
Current liabilities from discontinued operations	184,559	106,806

Long Term Liabilities
Deferred revenue, net of current	9,987	-
Deferred rent, long term portion	680	-
Long term liabilities from discontinued operations	10,667	-
Liabilities from discontinued operations	$ 195,226	$ 106,806

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the years ended September 30, 2019 and 2018.

	For the year	For the year
	ended	ended
	September 30, 2019	September 30, 2018
Revenue	$ 87,254	$ 191,635
Cost of Revenue	38,910	80,604
Gross Profit	48,344	111,031

Operating Expenses:
Selling expenses	17,032	28,300
Administrative expenses	71,770	64,200
Professional fees	66,968	60,817
Acquisition costs	-	35,000
Total Operating Expenses	155,770	188,317

Loss from operations	(107,426)	(77,286)

Other Income (Expense)
Other Income	23,358	3,442
Interest and other (expense)	(20,479)	-
Total Other Income	2,879	3,442

Loss Before Income Taxes	(104,547)	(73,844)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (104,547)	$ (73,844)

NOTE 10 – SUBSEQUENT EVENTS

On December 2, 2019, the Company issued a promissory note to an unrelated party in the amount of $50,000.  The note bear 6% interest and mature on February 29, 2020.

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $43,600, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days.   The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018.

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions of been recorded as discontinued operations. (See Note 9).

Cleartronic is distributing all shares of VoiceInterop’s common stock held by it to its shareholders owning common stock, Class C preferred stock and Class D preferred stock.  Each shareholder of Cleartronic common stock on November 20, 2019 (the “Record Date’) will receive .075 shares of VoiceInterop’s common stock for each one share of Cleartronic common stock (1,000 shares of Cleartronic common stock will receive 75 shares of VoiceInterop common stock).  Shareholders owning Series C preferred stock and Series D preferred stock on the Record Date will receive .375 shares of VoiceInterop’s common stock for one share of Series C preferred stock or Series D preferred stock (1,000 shares of Cleartronic Series C or Series D preferred stock will receive 375 shares of VoiceInterop common stock).   In the event that anyone is entitled to receive a fractional share, the number of shares will be rounded up.

The Company’s history is being reviewed by the Financial Industry Regulatory Authority (“FINRA”) and as of the date of this filing the review has not been completed. No dividends can be distributed until that review is completed and approved    by FINRA.

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

Date: January 14, 2020

/s/ Michael M. Moore
Michael M. Moore, Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry M. Reid, certify that:

1.I have reviewed this Form 10-K, of Cleartronic, Inc.;

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

Date: January 14, 2020

/s/Larry M. Reid,

Larry M. Reid, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2019, I, Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: January 14, 2020

/s/ Michael Moore

Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2019, I, Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2019, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: January 14, 2020

/s/ Larry M. Reid

Larry M. Reid, Chief Financial Officer andPrincipal Accounting Officer of Cleartronic, Inc.