Form 10-Q
period 2019-12-31
Cleartronic, Inc.
filed 2020-02-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019.

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

Large accelerated filer [ ]

Accelerated filer [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  223,994,635 shares as of February 14, 2020.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2019	September 30, 2019
	(unaudited)
Current assets:
Cash	$ 324	$ 27,698
Accounts receivable, net	172,900	215,956
Inventory	89,051	19,838
Prepaid expenses and other current assets	-	15,000
Assets from discontinued operations	69,980	4,136
Total current assets	332,255	282,628

Other assets:
Other assets	-	8,656
ReadyOp software platform (net of amortization)	-	10,878
ReadyMed software platform (net of amortization)	561,644	-
Total other assets	561,644	19,534
Total assets	$ 893,899	$ 302,162

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 300,801	$ 264,855
Accrued expenses	138,617	123,300
Cash overdraft	1,580	-
Deferred revenue, current portion	562,910	676,526
Loan payable - related party	9,000	-
Note payable	50,000	-
Notes payable stockholders	54,212	53,729
Customer deposits	26,756	26,756
Liabilities from discontinued operations, current portion	232,443	184,559
Total current liabilities	1,376,319	1,329,725

Long Term Liabilities
Notes payable stockholders, net of current portion	32,831	39,140
Deferred revenue, net of current portion	52,443	100,011
Liabilities from discontinued operations, net of current portion	46,871	10,667
Total long term liabilities	132,145	149,818
Total liabilities	1,508,464	1,479,543

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,240	2,120
223,994,635 and 211,994,635 shares issued and outstanding, respectively
Additional paid-in capital	15,641,402	15,041,522
Accumulated Deficit	(16,258,294)	(16,221,110)
Total stockholders' deficit	(614,565)	(1,177,381)
Total liabilities and stockholders' deficit	$ 893,899	$ 302,162

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For three months	For three months
	ended	ended
	December 31, 2019	December 31, 2018
Revenue	$ 427,795	$ 191,332
Cost of Revenue	117,304	49,122
Gross Profit	310,491	142,210

Operating Expenses:
Selling expenses	130,340	100,365
Administrative expenses	85,055	77,658
Amortization	49,234	24,345
Research and development	55,729	52,448
Total Operating Expenses	320,358	254,816

Other expense and interest expense	(3,891)	(4,000)
Total Other Income(Expense)	(3,891)	(4,000)

Loss from continuing operations before income taxes	(13,758)	(116,606)

Loss from continuing operations	(13,758)	(116,606)

Discontinued operations
Loss from discontinued operations	(23,426)	5,446
Loss from discontinued operations	(23,426)	5,446

Net loss	(37,184)	(111,160)

Preferred stock dividends Series A Preferred	(10,344)	(10,344)

Net loss attributable to common stockholders	$ (47,528)	$ (121,504)

Net loss per share - basic and diluted
Loss from Continuing Operations	$ (0.00)	$ (0.00)
Loss from discontinued operations	$ (0.00)	$ 0.00
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted Average of number of shares outstanding
basic and diluted	211,994,635	204,623,828

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	For three months	For three months
	ended	ended
	December 31, 2019	December 31, 2018
NET LOSS	$ (37,184)	$ (111,160)

Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of ReadyOp software platform	10,878	16,299
Amortization of ReadyOp customer list	-	8,046
Amortization of ReadyMed software platform	38,356	-
Provision for bad debt	(13,335)	8,000
(Increase) decrease in assets:
Accounts receivable	56,391	39,295
Inventory	(69,213)	(23,010)
Prepaid expenses and other current assets	23,656	(18,000)
Assets from discontinued operations	9,234	(38,445)
Increase (decrease) in liabilities:
Accounts payable	35,946	(50,688)
Accrued expenses	15,317	42,622
Deferred revenue	(161,184)	18,835
Customer deposit	-	2,000
Liabilities from discontinued operations	(11,575)	60,582
Net Cash Used in Operating Activities	(102,713)	(45,624)

Cash Flows From Investing Activities
Issuance of note receivable - discontinued operations	-	(25,000)
Net Cash Used in Investing Activities	-	(25,000)

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,600	43,810
Repayment of installment loan - discontinued operations	(30,277)	(1,940)
Proceeds from notes payable	50,000	-
Repayment of notes payable stockholders	(5,826)	-
Proceeds from loan payable - related party	9,000	-
Proceeds from loan payable - related party - discontinued operations	7,262	-
Proceeds from issuance of common stock	-	75,000
Cash overdraft	1,580	-
Net Cash Provided by Financing Activities	75,339	116,870

Net increase (decrease) in cash	(27,374)	46,246

Cash at beginning of period	27,698	413

Cash at end of period	$ 324	$ 46,659

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,742	$ -
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$ 75,078	$ -
Common stock issued for ReadyMed Platform	$ 600,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019
(Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2019	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	211,994,635	$ 2,120	$ 15,041,522	$ (16,221,110)	$ (1,177,381)

Net loss for the three months ended December 31 ,2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(37,184)	(37,184)

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	599,880	-	600,000

Balance at December 31, 2019 (Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$15,641,402	$ (16,258,294)	$(614,565)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018
(Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	deficit	Deficit
Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,301	-	$ (16,044,512)	$ (1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	(25,000)		75,000

Net loss for the three months ended December 31, 2018	-	-		-	-	-	-	-	-	-	-	-	-	-	(111,160)	(111,160)

Balance at December 31, 2018 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$ 14,954,268	$ (25,000)	$(16,155,672)	$ (1,224,245)

The accompanying notes are an integral part of these condensed consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

NOTE 1   -ORGANIZATION

Cleartronic, Inc. (the "Company") was incorporated in the state of Florida on November 15, 1999. The Company’s subsidiaries are VoiceInterop ("VoiceInterop") and ReadyOp Communications, Inc. ("ReadyOp").

In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. The Company's only operating subsidiary is ReadyOp Communications, Inc.

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC of Tampa, Florida ("Collabria") and acquired all of the intellectual property related to Collabria’s command and control software, trade-named ReadyOp. In addition the Company acquired Collabria’s client list. In exchange for these assets the Company issued Collabria 3,000,000 restricted shares of the Company’s Series E Convertible Preferred stock. The Company assumed none of Collabria’s liabilities.

In April 2018, the Company approved a stock dividend for certain shareholders. Cleartronic is distributing all shares of VoiceInterop's common stock held by it to its shareholders owning common stock, Class C preferred stock and Class D preferred stock. Each shareholder of Cleartronic common stock on November 20, 2019 (the "Record Date") will receive .075 shares of VoiceInterop's common stock for each one share of Cleartronic common stock (1,000 shares of Cleartronic common stock will receive 75 shares of VoiceInterop common stock). Shareholders owning Series C preferred stock and Series D preferred stock on the Record Date will receive .375 shares of VoiceInterop's common stock for one share of Series C preferred stock or Series D preferred stock (1,000 shares of Cleartronic Series C or Series D preferred stock will receive 375 shares of VoiceInterop common stock). In the event that anyone is entitled to receive a fractional share, the number of shares will be rounded up. The Distribution will be made in book-entry form by the distribution agent.)

In March 2018, the Company approved the spin-off VoiceInterop, Inc.("Voiceinterop") into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. On November 14, 2019, the S-1 registration statement was declared effective by the Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations. The Company has requested and received approval by the Financial Industry Regulatory Authority ("FINRA") for the distribution of VoiceInterop's shares of common stock totaling 17,819,642 shares as a dividend to the Company's shareholders. Shareholders of record as of November 20, 2019 of the Company's common stock and Series C and Series D Preferred stock will receive shares of VoiceInterop's common stock. The distribution date is February 14, 2020.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at December 31, 2019 and September 30, 2019.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $38,665 and $52,000 allowances for doubtful accounts as of December 31, 2019 and September 30, 2019, respectively.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC., a related party. In exchange for this software asset, the Company issued 12,000,000 shares of Common stock valued at $600,000.  This valuation was based on the historical cost of the software. The ReadyMed software platform of $600,000 to be amortized over three years, amortization expense recognized for the three months ended December 31, 2019 and 2018 was $38,356 and $0, respectively.

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three months ended December 31, 2019 and 2018 was $10,878 and $16,299 , respectively.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the three months ended December 31, 2019 and December 31, 2018 was $0 and $8,046, respectively.  As of September 30, 2019, the Collabria customer base has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ended December 31, 2019 and 2018, the Company had $55,729 and $52,448, respectively, in research and development costs from continuing operations.

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

As of December 31, 2019 and 2018, we had no options and warrants outstanding.

As of December 31, 2019 and 2018, the Company had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2019 and 2018, we had 4,433,375 shares of Series C Convertible Preferred stock outstanding, which are convertible into 22,166,875 shares of common stock.

As of December 31, 2019 and 2018, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2019 and 2018, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of its assets and liabilities under ASC topic 820, “Fair Value Measurements and Disclosures”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2019 and September 30, 2019, respectively.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEESFOR ACQUIRING GOODS OR SERVICES

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $5,378 and $2,297 during the three months ended December 31, 2019 and 2018, respectively.

  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective October 1, 2019 which are fully discussed in Note 7.

NOTE 3   - GOING CONCERN

The Company's unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the acquisition of the ReadyOp software platform was a prudent purchase by the Company. Additional revenue has been generated for the Company and management believes revenue will continue to increase each quarter. In order to continue as a going concern, the Company will need, among other things, additional capital resources. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its capital funding plans.

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

Notes payable to Stockholders

As of December 31, 2019 and September 30, 2019, the Company had unsecured notes payable to stockholders totaling $87,043 and $92,869, respectively. These notes range in interest from 8% to 15% which are payable quarterly. One note with a principal balances of $17,588 is due on June 30, 2020.

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%.  This note requires a monthly payment of $3,405 for the next 24 months.  As of December 31, 2019 and September 30, 2019 the balance due was $69,455 and $75,279, respectively.

Interest expense on the notes payable to stockholders was $2,149 and $3,243 for the three months ended December 31, 2019 and 2018, respectively.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The agreement calls for 308 installments of $194 paid over 432 days. The debt issuance cost is amortized over the life of the loan. As of December 31, 2019 the remaining loan balance of $18,429 was paid in full from the note payable dated October 8, 2019.

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days.   The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018.  As of December 31, 2019, the loan balance is $35,502, net of debt issuance cost of $10,688. The amount is included in liabilities from discontinued operations (see Note 8).

Note Payable

On December 2, 2019, the Company issued a promissory note in the amount of $50,000.  The note bear 6% interest and mature on February 29, 2020.

Loan Payable – related party

During the three months ended December 31, 2019, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.    (See Note 6 and 8).

NOTE 5 - EQUITY TRANSACTIONS

Common stock issued for cash

In December 2018, the Company sold 3,333,334 shares of common stock to unrelated parties for $75,000 in cash of which $25,000 was received by the Company on January 15, 2019.

Common stock issued for Ready Med Platform

In October 2019, the Company acquired the software platform from Collabria LLC, a related party. In exchange for these assets the Company issued 12,000,000 shares of Common stock valued at the historical cost of the asset of $600,000 (See Note 2).

Preferred Stock Dividends

As of December 31, 2019 and September 30, 2019, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $52,151 and $41,920, respectively.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, Voiceinterop committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of December 31, 2019, $68,000 is recorded as due to unrelated parties as the spin-off has not been completed and the shares have not been issued. This amount is included in liabilities from discontinued operations (See Note 8).

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

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On May 13, 2019 Voiceinterop filed an S-1 registration statement with the SEC which was approved on November 14, 2019. The Company will distribute 17,819,642 shares of VoiceInterop common stock to it’s shareholders upon approval of FINRA (See Note 8).

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $14,360 and $11,671 for the three months ended December 31, 2019 and 2018, respectively.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.  The note was converted to an installment promissory note on September 30, 2019 (See below and Note 4).

During the three months ended December 31, 2019, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.    (See Note 4 and 8).

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note.  The note is due on September 30, 2021 and bears an interest rate of 8%.  The note requires a monthly payment of $3,405 for the next 24 months.  As of December 31, 2019 and September 30, 2019 the balance due was $69,455 and $75,279, respectively (See Note 4).

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

Rent expense incurred during the three months ended December 31, 2019 and 2018 was $14,360 and $11,671, respectively.

VoiceInterop subleases part of its office space to two entities for approximately $1, 150 per month.  Sublease rental income received during three months ended December 31, 2019 was $3,450 and $0, respectively.

The Company adopted the new lease guidance effective October 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before October 1. 2019.  We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of operating lease assets of $75,078 and lease liability of $79,171.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the October 1, 2019 adoption date. This rate was determined to be 23% and the Company determined the initial present value, at inception, of $79,171.

Operating lease asset and operating lease liability are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as operating lease asset, current operating lease liability and non-current operating lease liability.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the operating lease asset at inception is deemed immaterial, we will not recognize operating lease asset or lease liability. Those leases are expensed on a straight line basis over the term of the lease.

Operating Leases - Balance Sheet Classification
December 31,
2019
Operating lease assets, net	$66,903

Current lease liability
Operating lease laibility	32,382
Non- current lease liability
Long term operating lease liability	38,608
Total lease liability	$70,990

Maturities of lease liability at December 31, 2019 are as follows:
Payments:
2019	$11,035
2020	45,451
2021	43,188
Total	99,674
Less: present value discount	(28,684)
Total lease liability	$70,990

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the three months ended December 31, 2019 and 2018.  As of December 31, 2019 two customer accounted for approximately 38% of the Company’s total outstanding accounts receivable. As of December 31, 2018, four customers accounted for approximately 56% of the Company’s total outstanding accounts receivable.

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

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company will distribute to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,819,642 shares of shares of Common Stock of Voiceinterop. That each common shareholder would receive .075 shares of Voiceinterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of Voiceinterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

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

The Company has requested and received approval by the Financial Industry Regulatory Authority  (“FINRA”) to distribute the shares of common stock to the shareholders of common stock and Series C and Series D Preferred stock.

As of December 31, 2019 and September 30, 2019, assets and liabilities from discontinued operations are listed below:

	December 31, 2019	September 30, 2019
	(unaudited)
Current assets:
Cash	$ 3,077	$ 4,136
Total current assets	3,077	4,136

Operating lease asset, net	66,903	-

Total assets from discontinued operations	$ 69,980	$ 4,136

Current liabilities:
Accounts payable and accrued expenses	$ 72,374	$ 77,584
Operating lease liability, current	32,382	-
Deferred revenue, current portion	16,923	23,492
Deferred rent, current portion	-	896
Installment loan, net, current portion	35,502	14,587
Due to unrelated parties	68,000	68,000
Loan payable - related party	7,262	-
Total current liabilities from discontinued operations	232,443	184,559

Long Term Liabilities
Deferred revenue, net of current	8,263	9,987
Deferred rent, long term portion	-	680
Operating lease liability, net of current	38,608	-
Total long term liabilities from discontinued operations	46,871	10,667

Total liabilities from discontinued operations	279,314	195,226

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the three months ended December 31, 2019 and 2018.

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
Revenue	$ 13,143	$ 45,551
Cost of Revenue	1,750	8,994
Gross Profit	11,393	36,557

Operating Expenses:
Selling expenses	783	4,706
Administrative expenses	20,947	26,596
Professional Fees	8,558	-
Total Operating Expenses	30,288	31,302

Loss from operations	(18,895)	5,255

Other Income (Expense)
Other Income	3,450	1,596
Interest and other expense	(7,981)	(1,405)
Total Other Income (Expense)	(4,531)	191

(Loss) Income Before Income Taxes	(23,426)	5,446
Provision for Income Taxes	-	-
(Loss) Income from discontinued operations	$ (23,426)	$ 5,446

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

Overview

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. The Company operates through its wholly owned subsidiary ReadyOp Communications, Inc.

In November 2016, the Company acquired the intellectual property related to the command and control software, trade-named ReadyOP from Collabria LLC of Tampa, Florida (“Collabria”) and cancelled its Licensing Agreement with Collabria. In addition the Company acquired Collabria’s client list. In exchange for these assets the Company issued Collabria 3,000,000 restricted shares of the Company’s Series E Convertible Preferred stock. The Company assumed none of Collabria’s liabilities.

In March 2018, the Company approved the spin-off VoiceInterop, Inc.(“Voiceinterop”) into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission.  On November 14, 2019, the S-1 registration statement was declared effective by the Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations. The Company has requested and received approval by the Financial Industry Regulatory Authority (“FINRA”) for the distribution of VoiceInterop’s shares of common stock totaling 18,719,642 shares as a dividend to the Company’s shareholders.  Shareholders of record as of November 20, 2019 of the Company’s common stock and Series C and Series D Preferred stock will receive shares of VoiceInterop’s common stock. The distribution date is February 14, 2020.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

Revenue

Revenues increased approximately 124% to $427,795 for the three months ended December 31, 2019 as compared to $191,332 for the three months ended December 31, 2018.   The primary reason for the increase in revenue was due to an increase in the licensing of the ReadyOp software from $190,332 in 2018 to $329,684 in 2019, or approximately 73%. Additional revenue of $56,080 was generated from sales of ReadyOp ACE Radio IP gateways and an additional $30,000 from support services provided to clients.

Cost of Revenue

Cost of revenues was $117,304 for the three months ended December 31, 2019 as compared to $49,122 for the three months ended December 31, 2018.   Gross profits were $310,491 and $142,210 for the three months ended December 31, 2019 and 2018, respectively. Gross margins declined approximately 1% from 74% for the three months ended December 31, 2018 compared to 73% for the three months ended December 31, 2019.

Operating Expenses

Operating expenses increased approximately 26% to approximately $320,358 for the three months ended December 31, 2019 compared to $254,816 for the three months ended December 31, 2018.  For the three months ended December 31, 2019, selling expenses increased to $130,340 from $100,365 for the three months ended December 31, 2018. The increase was primarily due to increased salaries associated with marketing of ReadyOp software. General and administrative expenses increased by $7,397 or approximately 10% which was a result of increased professional fees.  Amortization expense increased approximately $49,234 or 102% due to the acquisition of the ReadyMed software platform.  Research and development expenses were $55,729 for the three months ended December 31, 2019 as compared to $52,448 for the three months ended December 31, 2018.

Loss from Continuing Operations

The Company’s net loss from continuing operations decreased  approximately 88% to $13,758 during the three months ended December 31, 2019 from $116,606 for the three months ended December 31, 2018. The primary reason for the decrease was due to the increase in gross profit from $142,210 to $310,491 in the three months ended December 31, 2018 and 2019, respectively.

Income (Loss) from Discontinued Operations

Loss from discontinued operations, increased to $(23,426) during the three months ended December 31, 2019 compared to income of $5,446 for the three months ended December 31, 2018. The primary reason for the increase was due to a decrease in revenue generated by VoiceInterop. Revenue was $13,143 was for three months ended December 31, 2019 compared to $45,551 in the three months ended December 31, 2018.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders was $47,528 for the three months ended December 31, 2019 as compared to a net loss of $121,504 for the three months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $102,713 for the three months ended December 31, 2019 compared to $45,624 for the three months ended December 31, 2018. The primary reason for the increase was an increase in inventory and a decrease in deferred revenue partially offset by a decrease in accounts receivable and an increase in accounts payable.

Net cash provided by financing activities was $75,339 for the three months ended December 31, 2019 compared to $116,870 for the three months ended December 31, 2018. The decrease was primarily due to no proceeds received from the issuance of common stock.

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

Our current operating expenses are approximately $108,000 per month.  In order for us to cover our monthly operating expenses, we must generate approximately $140,000 per month in revenue.  Accordingly, in the absence of sufficient revenues, we must raise $140,000 in equity or debt capital each month to cover our overhead expenses.  In order to remain in business for one year without any revenues, we must secure $1,380,000 in equity or debt capital.  If we are unsuccessful in securing sufficient capital or revenues, we will be unable to continue our business activities.

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

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended December 31, 2019 in any material legal proceedings to which we are a party or of which any of our property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC, a related party in exchange for 12,000,000 shares of the Company’s common stock valued at the historical cost of $600,000.

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

February 19, 2020

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

Date: February 19, 2020

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

Date: February 19, 2020

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 19, 2020

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer