Form 10-Q
period 2020-03-31
Cleartronic, Inc.
filed 2020-05-15
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  223,994,635 shares as of May 14, 2020.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2020	September 30, 2019
	(unaudited)
Current assets:
Cash	$ 109,939	$ 27,698
Accounts receivable, net	108,215	215,956
Accounts receivable - related party, net	4,875	-
Inventory	15,106	19,838
Prepaid expenses and other current assets	-	15,000
Assets from discontinued operations	-	4,136
Total current assets	238,135	282,628

Other assets:
Other assets	-	8,656
ReadyOp software platform (net of amortization)	-	10,878
ReadyMed software platform (net of amortization)	514,968	-
Total other assets	514,968	19,534
Total assets	$ 753,103	$ 302,162

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 217,640	$ 264,855
Accrued expenses	67,829	123,300
Deferred revenue, current portion	721,822	676,526
Notes payable stockholders	55,409	53,729
Customer deposits	26,756	26,756
Liabilities from discontinued operations, current portion	-	184,559
Total current liabilities	1,089,456	1,329,725

Long Term Liabilities
Notes payable stockholders, net of current portion	22,750	39,140
Deferred revenue, net of current portion	24,333	100,011
Liabilities from discontinued operations, net of current portion	-	10,667
Total long term liabilities	47,083	149,818
Total liabilities	1,136,539	1,479,543

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,240	2,120
223,994,635 and 211,994,635 shares issued and outstanding, respectively
Additional paid-in capital	15,866,718	15,041,522
Accumulated Deficit	(16,252,481)	(16,221,110)
Total stockholders' deficit	(383,436)	(1,177,381)
Total liabilities and stockholders' deficit	$ 753,103	$ 302,162

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue	$ 516,107	$279,003	$943,902	$ 470,335
Cost of Revenue	132,118	47,984	249,422	97,106
Gross Profit	383,989	231,019	694,480	373,229

Operating Expenses:
Selling expenses	141,931	154,873	272,271	255,238
Administrative expenses	115,793	98,231	200,848	175,889
Amortization	46,676	16,299	95,910	40,644
Research and development	31,072	61,093	86,801	113,541
Total Operating Expenses	335,472	330,496	655,830	585,312

Other expense and interest expense	(1,194)	(6,114)	(5,085)	(10,114)
Total Other Expense	(1,194)	(6,114)	(5,085)	(10,114)

Income/(Loss) from continuing operations before income taxes	47,323	(105,591)	33,565	(222,197)

Provision for income taxes from continuing operations	-	-	-	-

Income/(Loss) from continuing operations	47,323	(105,591)	33,565	(222,197)

Discontinued operations
Loss from discontinued operations	(41,510)	(43,535)	(64,936)	(38,089)

Provision for Income taxes from discontinued operations	-	-	-	-
Loss from discontinued operations	(41,510)	(43,535)	(64,936)	(38,089)

Net Income/(Loss)	5,813	(149,126)	(31,371)	(260,286)

Preferred stock dividends Series A Preferred	(10,231)	(10,119)	(20,575)	(20,463)

Net loss attributable to common stockholders	$ (4,418)	$ (159,245)	$ (51,946)	$ (280,749)

Net income (loss) per share - basic and diluted
Loss from Continuing Operations	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Loss from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average of number of shares outstanding basic and diluted	223,994,635	207,232,524	222,355,291	205,913,842

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	For six months	For six months
	ended	ended
	March 31, 2020	March 31, 2019
NET LOSS	$ (31,371)	$ (260,286)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of ReadyOp software platform	10,878	32,598
Amortization of ReadyOp customer list	-	8,046
Amortization of ReadyMed software platform	85,032	-
Provision (Recovery) for bad debt	(13,335)	8,000
(Increase) decrease in assets:
Accounts receivable	116,201	(43,195)
Inventory	4,732	(12,828)
Prepaid expenses and other current assets	23,656	-
Assets from discontinued operations	9,929	(20,464)
Increase (decrease) in liabilities:
Accounts payable	(47,216)	10,500
Accrued expenses	(55,471)	(56,169)
Deferred revenue	(30,382)	118,792
Customer deposit	-	14,000
Liabilities from discontinued operations	2,486	73,256
Net Cash Provided by (Used in) Operating Activities	75,139	(127,750)

Cash Flows From Investing Activities
Issuance of note receivable - discontinued operations	-	25,000
Repayment of note receivable - discontinued operations	-	(25,000)
Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,600	43,810
Repayment of installment loan - discontinued operations	(33,151)	(14,550)
Proceeds from notes payable	50,000	-
Repayment of note payable	(50,000)	-
Repayment of notes payable stockholders	(14,709)	-
Proceeds from loan payable - related party - discontinued operations	11,362	-
Proceeds from issuance of common stock	-	100,000
Net Cash Provided by Financing Activities	7,102	129,260

Net increase in cash	82,241	1,510

Cash at beginning of period	27,698	413

Cash at end of period	$ 109,939	$ 1,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,433	$ -
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$ 75,078	$ -
Common stock issued for ReadyMed Platform	$ 600,000	$ -
Deconsolidation of Voiceinterop, Inc.	$ 225,316	$ -

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2019	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$30	211,994,635	$2,120	$15,041,522	$(16,221,110)	$ (1,177,381)

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	599,880	-	600,000

Deconsilidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Net loss for the six months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	(31,371)	(31,371)

Balance at March 31 2020 (Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,866,718	$(16,252,481)	$ (383,436)

Balance at December 31, 2019 (Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,641,402	$(16,258,294)	$ (614,565)

Deconsilidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	5,813	5,813

Balance at March 31 2020 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,866,718	$(16,252,481)	$(383,436)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019
(Unaudited)

													Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Receivable	deficit	Deficit
Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$14,854,301	-	$ (16,044,512)	$(1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	-	-	100,000

Net loss for the six months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(260,286)	(260,286)

Balance at March 31, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$14,954,268	$ -	$ (16,304,798)	$ (1,348,371)

Balance at December 31, 2018 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$14,954,268	$ (25,000)	$ (16,155,672)	$(1,224,245)

Collection of subscription receivable	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(149,126)	(149,126)

Balance at March 31, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$2,072	$14,954,268	$ -	$ (16,304,798)	$(1,348,371)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 1   - ORGANIZATION

Cleartronic, Inc. (the “Company”) was incorporated in the state of Florida on November 15, 1999. The Company’s subsidiaries are VoiceInterop (“VoiceInterop”) and ReadyOp Communications, Inc. (“ReadyOp”).  On February 14, 2020, VoiceInterop was deconsolidated.

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

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations. On February 14, 2020, the distribution of shares was approved by FINRA and VoiceInterop was deconsolidated from Cleartronic, Inc. (See Note 8).

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock of the Company. ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor's offices and health insurance companies and many other segments of the health care industry. It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their medications.

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, ReadyOp Communications, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated. On February 14, 2020, the deconsolidation of VoiceInterop was completed and transactions through that date are recorded as discontinued operations. (See Note 8)

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at March 31, 2020 and September 30, 2019.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $6,000 and $52,000 allowances for doubtful accounts as of March 31, 2020 and September 30, 2019, respectively.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at $600,000.  This valuation was based on the historical cost of the software. The ReadyMed software platform of $600,000 to be amortized over three years, amortization expense recognized for the three month periods ended March 31, 2020 and 2018 was $46,676 and $0, respectively. The amortization expense for the six month periods ended March 31, 2020 and 2019 was $85,032 and $0, respectively.

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240.  This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month periods ended March 31, 2020 and 2019 was $0 and $16,299, respectively. The amortization expense for the six month periods ended March 31, 2020 and 2019 was $10,878 and $32,598, respectively. As of March 31, 2020, ReadyOp software platform has been fully amortized.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the three months ended March 31, 2020 and 2019 was $0 and $0, respectively. The amortization expense for the six month periods ended March 31, 2020 and 2019 was $0 and $8,046, respectively. As of September 30, 2019, the Collabria customer base has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.  At March 31, 2020 and September 30, 2019, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the six months ended March 31, 2020 and 2019, the Company had $86,801 and $113,541, respectively, in research and development costs from continuing operations.   For the three months ended March 31, 2020 and 2019, the Company had $31,072 and $61,093, respectively, in research and development costs from continuing operations.

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

From time to time clients request special training meetings. We send employees to these meeting and charge our clients on a per diem basis. These charges are recorded as consulting fees on our income statement.;

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

The following table summarizes the revenues for the three and six months ended March 31, 2020 and 2019, respectively:

	For the three months ended		For the six months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Licensing of ReadyOp Software	$ 278,697	$ 233,851	$608,381	$424,183
Sale of ReadyOp ACE IP Gateways	230,090	20,000	286,170	21,000
Consulting Income	7,000	13,500	37,000	13,500
Pass-through Income	320	11,652	12,351	11,652
Total	$ 516,107	$ 279,003	$943,902	$470,335

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

As of March 31, 2020 and 2019, we had no options and warrants outstanding.

As of March 31, 2020 and 2019, the Company had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2020 and 2019, we had 4,433,375 shares of Series C Convertible Preferred stock outstanding, which are convertible into 22,166,875 shares of common stock.

As of March 31, 2020 and 2019, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2020 and 2019, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2020 and September 30, 2019, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $14,816 and $1,497 during the three months ended March 31, 2020 and 2019, respectively, and $20,194 and $3,794 during the six months ended March 31, 2020 and 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective October 1, 2019 which are fully discussed in Note 7.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company's business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations.

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

NOTE 4   - NOTES PAYABLE

Notes payable to Stockholders

As of March 31, 2020 and September 30, 2019, the Company had unsecured notes payable to stockholders totaling $78,159 and $92,869, respectively. These notes range in interest from 8% to 15% which are payable quarterly. One note with a principal balances of $17,588 is due on December 31, 2019.  As of the date of this report, the note is currently in default.

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months.  As of March 31, 2020 and September 30, 2019 the balance due was $60,571 and $75,279, respectively.

Interest expense on the notes payable to stockholders was $2,936 and $3,922 for the three months ended March 31, 2020 and 2019, respectively, and $5,085 and $7,165 for the six months ended March 31, 2020 and 2019, respectively.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The agreement calls for 308 installments of $194 paid over 432 days. The debt issuance cost is amortized over the life of the loan. As of March 31, 2020, the remaining loan balance of $18,429 was paid in full from the note payable dated October 8, 2019.

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days. The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018. As of February 14, 2020, the loan balance is $31,269, net of debt issuance cost of $10,688. The amount is included in VoiceInterop deconsolidation as of February 14, 2020 (See Note 8).

Note Payable

On December 2, 2019, the Company issued a promissory note in the amount of $50,000.  The note bear 6% interest and matured on February 29, 2020.  As of March 31, 2020 the loan balance of $50,000 and interest of $732 was paid in full.

Loan Payable – related party

During the six months ended March 31, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.  As of March 31, 2020 the loan balance of $9,000 was paid in full and $7,626 included in labilities from discontinued operations was deconsolidated as of February 14, 2020.  (See Note 6 and 8).

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

Preferred Stock Dividends

As of March 31, 2020 and September 30, 2019, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $62,496 and $41,920, respectively.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, Voiceinterop committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of February 14, 2020, the spin-off has been completed and the shares have been issued (See Note 8).

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

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On May 13, 2019 Voiceinterop filed an S-1 registration statement with the SEC which was approved on November 14, 2019. On February 14, 2020, the Company distributed 17,819,827 shares of VoiceInterop common stock to its shareholders (See Note 8).  The Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases its office space from another entity that is also a stockholder. Rent expense paid to the related party was $7,794 and $12,025 for the three months ended March 31, 2020 and 2019, respectively.  Rent expense paid to the related party was $22,154 and $23,696 for the six months ended March 31, 2020 and 2019, respectively.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.  The note was converted to an installment promissory note on September 30, 2019 (See below and Note 4).

During the three months ended December 31, 2019, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand. As of March 31, 2020 the loan balance of $9,000 was paid in full and $7,262 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020 (See Note 4 and 8).

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note.  The note is due on September 30, 2021 and bears an interest rate of 8%.  The note requires a monthly payment of $3,405 for the next 24 months.  As of March 31, 2020 and September 30, 2019 the balance due was $60,571 and $75,279, respectively (See Note 4).

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

Rent expense incurred during the three months ended March 31, 2020 and 2019 was $7,794 and $12,025, respectively.  Rent expense incurred during the six months ended March 31, 2020 and 2019 was $22,154 and $23,696, respectively.

VoiceInterop subleases part of its office space to two entities for approximately $1, 150 per month.  Sublease rental income received during three and six months ended March 31, 2020 was $2,300 and $5,750, respectively.

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

As of February 14, 2020 the operating lease liabilities of $66,114 and lease assets of $62,226 were included in liabilities from discontinued operations and were deconsolidated.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the six months ended March 31, 2020.  One customer accounted for 13% of the Company’s revenue for the six months ended March 31, 2019. As of March 31, 2020 two customer accounted for approximately 54% of the Company’s total outstanding accounts receivable with each customer represented 32% and 22%. As of March 31, 2019, two customers accounted for approximately 39% of the Company’s total outstanding accounts receivable with each customer represented 25% and 14%

Major Supplier and Sole Manufacturing Source

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

As of March 31, 2020, the Company has recorded $2,000 for the minimum royalty for the fiscal year ended 2020.

As of September 30, 2019, the Company has recorded $1,000 for the minimum royalty for the fiscal year ended 2019.

NOTE 8 – DISCONTINUED OPERATIONS

In March 2018, the Company approved the spin-off Voiceinterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company will distribute to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,819,627 shares of shares of Common Stock of Voiceinterop. That each common shareholder would receive .075 shares of Voiceinterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of Voiceinterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

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

The Company’s history is being reviewed by the Financial Industry Regulatory Authority (“FINRA”) and as of the date of this filing the review is not been completed. No dividends can be distributed until that review is completed and approved by FINRA.  On February 14, 2020, the distribution of shares was approved by FINRA and completed and deconsolidation was completed.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the period from January 1, 2020 to February 14, 2020 and for the three months ended March 31, 2019.

	For the period
	From January 1, 2020	For the Three
	to	Months Ended
	February 14, 2020	March 31 , 2020
	(Unaudited)	(Unaudited)

Revenue	$ 14,555	$ 11,509
Cost of Revenue	10,633	14,107
Gross Profit	3,922	(2,598)

Operating Expenses:
Selling expenses	3,079	2,364
Administrative expenses	3,204	32,046
Professional Fees	41,449	13,005
Total Operating Expenses	47,732	47,415

Loss from operations	(43,810)	(50,013)

Other Income (Expense)
Other Income	2,300	13,500
Interest and other expense	-	(7,022)
Total Other Income (Expense)	2,300	6,478

Loss Before Income Taxes	(41,510)	(43,535)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (41,510)	$ (43,535)

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the period from October 1, 2019 to February 14, 2020 and for the six months period ended March 31, 2019.

	For the period from	For the Six
	October 1, 2019 to	Months Ended
	February 14, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Revenue	$ 27,698	$ 57,060
Cost of Revenue	12,383	23,101
Gross Profit	15,315	33,959

Operating Expenses:
Selling expenses	3,862	7,070
Administrative expenses	24,151	43,642
Professional Fees	50,007	28,005
Total Operating Expenses	78,020	78,717

Loss from operations	(62,705)	(44,758)

Other Income (Expense)
Other Income	5,750	15,096
Interest and other expense	(7,981)	(8,427)
Total Other Income (Expense)	(2,231)	6,669

Loss Before Income Taxes	(64,936)	(38,089)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (64,936)	$ (38,089)

On February 14, 2020, the Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc. and discontinued operations are not presented.

	February 14,	September 30,
	2020	2019
	(Unaudited)
Current assets:
Cash	$ 2,279	$ 4,136
Accounts Receivable	4,780	-
Operating lease asset, net	62,226	-

Total Assets from discontinued operations	$ 69,285	$ 4,136

Current liabilities:
Accounts payable and accrued expenses	$ 92,236	$ 77,584
Operating lease liability, current	33,941	-
Deferred revenue, current portion	17,357	23,492
Deferred rent, current portion	-	896
Installment loan, net, current portion	31,269	14,587
Due to related parties	11,362	-
Due to unrelated parties	68,000	68,000
Total Current liabilities from discontinued operations	254,165	184,559

Long Term Liabilities
Deferred revenue, net of current	8,263	9,987
Deferred rent, long term portion	-	680
Operating lease liability, net of current	32,173	-
Deferred revenue, current portion	-	-
Total Long term liabilities from discontinued operations	40,436	10,667

Total Liabilities from discontinued operations	$ 294,601	$ 195,226

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. We have taken every precaution possible to ensure the safety of our employees. Those precautions include, working remotely, no face to face meetings with clients, no public transportation travel, and social distancing with fellow employees.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions.

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

In March 2018, the Company approved the spin-off VoiceInterop, Inc.(“Voiceinterop”) into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission.  On November 14, 2019, the S-1 registration statement was declared effective by the Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations. The Company has requested and received approval by the Financial Industry Regulatory Authority (“FINRA”) for the distribution of VoiceInterop’s shares of common stock totaling 17,819,827 shares as a dividend to the Company’s shareholders.  Shareholders of record as of November 20, 2019 of the Company’s common stock and Series C and Series D Preferred stock will receive shares of VoiceInterop’s common stock. The distribution was completed on February 14, 2020.

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC, a communications software company based in Tampa, Florida. ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor’s offices and health insurance companies and many other segments of the health care.  It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their progress.

The Acquisition Agreement provides for the acquisition of substantially all the assets and business operations of ReadyMed (the “Acquisition”). The assets acquired include the software platform, templates and forms for numerous business categories in the health care industry, and all contacts created by ReadyMed interested in licensing the ReadyMed platform. As consideration for the Acquisition, Cleartronic issued 12 million shares of its common stock to Collabria which valued at historical cost of $600,000.

FOR THE THREE MONTHS ENDED MARCH 31, 20120 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenue

Revenues increased to $516,107 for the three months ended March 31, 2020 as compared to $279,003 for the three months ended March 31, 2019.   The primary reason for the increase in revenue was due to an increase in sales of ReadyOp ACE IP gateways from $2,000 in 2019 to $230,090 in 2020. This increase was primarily due to one client purchasing $212,000 of ReadyOp ACE IP gateways.  ReadyOp software revenue increased by approximately 19% from $233,851 in 2019 to $278,697 in 2020.

Cost of Revenue

Cost of revenues was $132,118 for the three months ended March 31, 2020 as compared to $47,984 for the three months ended March 31, 2019. Gross profits were $383,989 and $231,019 for the three months ended March 31, 2020 and 2019, respectively. Despite the increase in revenues, gross margins declined approximately 9% from 83% for the three months ended March 31, 2019 compared to 74% for the three months ended March 31, 2020. The primary reason for the decrease was from sales of the Company’s ReadyOp ACE IP gateways which generate lower profit margins as compared to the licensing of ReadyOp software.

Operating Expenses

Operating expenses increased approximately 2% to approximately $335,472 for the three months ended March 31, 2020 compared to $330,496 for the three months ended March 31, 2019. For the three months ended March 31, 2020, selling expenses decreased to $141,931 from $154,873 for the three months ended March 31, 2019. The slight increase was primarily due to increases in administrative and amortization expense offset by decreases in selling expense and in research and development expense. General and administrative expenses increased by $17,562 or approximately 18%. The increase is primarily due to an overall increase in operations. Research and development expenses were $31,072 for the three months ended March 31, 2020 as compared to $61,093 for the three months ended March 31, 2019. The decrease of 49% is primarily due to completing the development of our "Rectenna" project. Amortization expense increased by $30,377 or 186% primarily due to the acquisition of the ReadyMed software platform from Collabria, LLC valued at the historical cost of $600,000.

Income (Loss) from Continuing Operations

The Company's income from continuing operations increased to $47,323 during the three months ended March 31, 2020 as compared to a loss of $105,591 for the three months ended March 31, 2019. The primary reason for the increase was increases in sales of ReadyOp ACE IP gateways accompanied by increases in licensing of ReadyOp software.

Loss from Discontinued Operations

Loss from discontinued operations, decreased to $41,510 during the three months ended March 31, 2020 compared to a loss of $43,535 for the three months ended March 31, 2019.  Decrease is due to the Company completing the spinoff of Voiceinterop, Inc. Therefore, Voiceinterop was deconsolidated on February 14, 2020.  The result from operations for the second quarter of 2020 only includes the discontinued operations through February 14, 2020 resulting in a decrease on overall loss from discontinued operations.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders was $4,418 for the three months ended March 31, 2020 as compared to a net loss of $159,245 for the three months ended March 31, 2019. The decrease was primarily due to the increase in income from continuing operations for the three months ended March 31, 2020, which was $47,323 as compared to a loss of $105,591 for the three months ended March 31, 2019 . Net loss per common share was $(0.00) and $(0.00) for the three months ended March 31, 2020 and 2019, respectively.

FOR THE SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2019

Revenue

Revenues from operations were $943,902 for the six months ended March 31, 2020 as compared to $470,335 for the six months ended March 31, 2019. The increase was primarily due to the increase in licensing of ReadyOp software which increased 43% from $424,183 to $608,381 in the six- month period ended March 31, 2019 and 2020, respectively.  In addition, sales of ReadyOp ACE IP gateways increased 1,262% from $21,000 to $286,170 in the six- month period ended March 31, 2019 and 2020, respectively.

Cost of Revenue

Cost of revenues was $249,422 for the six months ended March 31, 2020, as compared to $97,106 for the six months ended March 31, 2019. This increase was primarily due to higher costs associated with the ReadyOp ACE IP gateway due to higher costs for parts and materials. Gross profits were $694,480 and $373,229 for the six months ended March 31, 2020 and 2019, respectively. Despite the increase in revenues, gross margins decreased slightly to 73% from 79% for the six months ended March 31, 2020 and 2019, respectively. The decreases was primarily due to the lower profit margins from sales of ReadyOp ACE IP gateways as compared to higher margins generated from licensing of ReadyOp software.

Operating Expenses

Operating expenses for the six months ended March 31, 2020 were $655,830 compared to $585,312 for the six months ended March 31, 2019. For the six months ended March 31, 2020, selling expenses increased to $272,271 from $255,238 for the six months ended March 31, 2019. The 7% increase was primarily due to increased travel expenses prior to the Covid-19 pandemic. Amortization expense increased by $55,266 or 136%, primarily due to amortization  expenses associated with the acquisition of the ReadyMed software platform from Collabria LLC valued at the historical cost of  $600,000. Increases were also offset by the decrease in research and development expense as the Company completed the development of a “Rectenna” project.

Income (Loss) from Continuing Operations

The Company’s income from continuing operations increased to $33,565 during the six months ended March 31, 2020 as compared to a loss of $222,197 for the six months ended March 31, 2019. The primary reason for this increase was the increase in revenue generated by sales of the ReadyOp ACE IP gateway and licensing of ReadyOp software.

Loss from Discontinued Operations

Loss from discontinued operations, increased to $64,939 during the six months ended March 31, 2020 compared to a loss of $38,089 for the six months ended March 31, 2019. The primary reason for the increase was due to decreased revenue generated by VoiceInterop. Revenue was $27,698 was for six months ended March 31, 2020 as compared to $57,060 in the six months ended March 31, 2019. Decrease in revenue was due to decrease in licensing of ReadyOp software offset in part by the increase in hardware revenues. Loss for discontinued operations also increased to $62,705 from $44,758 which was primarily attributable to the increase in professional fees offset by decrease in administrative expenses.  The professional fees increased due to filing of Registration statement and decrease in administrative expense is due to the Company completing the spinoff of Voiceinterop, Inc. Therefore, Voiceinterop was deconsolidated on February 14, 2020.  The result from operations for the quarter ended March 31, 2020 only includes the discontinued operations through February 14, 2020 resulting in a decrease on overall loss from discontinued operations.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $51,946 and $280,749 for the six months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to the increase in gross profit which was $694,480 and $373,229 for the six months ended March 31, 2020 and 2019 respectively. Net loss per common share was $(0.00) and $(0.00) for the six months ended March 31, 2020 and 2019 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $75,139 for the six months ended March 31, 2020 compared to net cash used in operating activities was $127,750 for the six months ended March 31, 2019. This decrease was attributable to the lower net loss of $31,371 for the six months ended March 31, 2020 as compared to $260,286 for the six months ended March 31, 2019, and decreases in accounts receivable and inventory and an increase in amortization expense offset by decreases in accounts payable, accrued expenses and deferred revenue.

Net cash provided by financing activities was $7,102 for the six months ended March 31, 2020 compared to $129,260 for the six months ended March 31, 2019. The decrease was primarily due to proceeds of $100,000 received from the issuance of common stock in the six months ended March 31, 2019.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock for cash and for the acquisition of the ReadyOp software platform. We believe that the ReadyOp software platform will continue to grow on a quarter to quarter basis putting the Company in a better position to become cash flow positive.  We also believe that the ReadyMed software platform will provide additional revenue. It is now being used by both the Departments of Health in two states.  We believe that the spin-off of VoiceInterop will also benefit the Company as VoiceInterop operations will no longer be a drain on cash flow. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

We have incurred losses since our inception and continue to require additional capital to fund operations and development. As such, our ability to pay our already incurred obligations is mostly dependent on the Company being able to have substantially increased revenues and raising substantial additional capital through the sale of its equity or debt securities. There can be no assurance that the Company will be successful in accomplishing these actions.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company's business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations.

The costs to operate our current business are approximately $110,000 per month. In order for us to cover our monthly operating expenses, we would have to generate revenues of approximately $150,000 per month. However, in the absence of revenue, we would significantly reduce operations to a minimal sustainment level that would require approximately $25,000 per month. In order to remain in business for one year without any additional revenues we would need approximately $300,000. The Company’s current accounts receivable and pending invoices exceed this amount.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2019 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the CEO and CFO concluded that a change in our controls and procedures is needed  to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. Management is preparing a travel and entertainment policy that provides for approval of these expenses by independent parties, as required in the SEC rules cited above.  The CEO's travel and other expenses will be approved by the Chairman of the Board. For all other employees, the CEO and CFO will approve those expenses. Therefore, we will have adequate controls and segregation of duties over the approval of all expenses reimbursed to employees and consultants as required by the SEC regulation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended March 31, 2020 in any material legal proceedings to which we are a party or of which any of our property is subject.

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
Filed herewith.*

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

May 15, 2020

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

Date: May 15, 2020

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

Date: May 15, 2020

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2020

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer