Form 10-Q
period 2020-06-30
Cleartronic, Inc.
filed 2020-08-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer [x]	Smaller reporting company [x]
Emerging growth company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  223,994,635 shares as of August 14, 2020.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2020	September 30, 2019
	(unaudited)
Current assets:
Cash	$ 62,848	$ 27,698
Accounts receivable, net	180,115	215,956
Inventory	6,796	19,838
Prepaid expenses and other current assets	-	15,000
Note receivable	25,000	-
Assets from discontinued operations	-	4,136
Total current assets	274,759	282,628

Property and Equipment, net	8,879	-

Other assets:
Due from related party	13,420	-
Other assets	-	8,656
ReadyOp software platform (net of amortization)	-	10,878
ReadyMed software platform (net of amortization)	461,918	-
Total other assets	475,338	19,534
Total assets	$ 758,976	$ 302,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 236,836	$ 264,855
Accrued expenses	54,544	123,300
Deferred revenue, current portion	600,779	676,526
Notes payable stockholders	55,449	53,729
Note payable, current portion	38,842	-
Customer deposits	26,756	26,756
Liabilities from discontinued operations, current portion	-	184,559
Total current liabilities	1,013,206	1,329,725

Long Term Liabilities
Notes payable stockholders, net of current portion	16,688	39,140
Note payable, net of current portion	67,885	-
Deferred revenue, net of current portion	33,667	100,011
Liabilities from discontinued operations, net of current portion	-	10,667
Total long term liabilities	118,240	149,818
Total liabilities	1,131,446	1,479,543

Commitments and Contingencies (See Note 9)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,240	2,120
223,994,635 and 211,994,635 shares issued and outstanding, respectively
Additional paid-in capital	15,866,718	15,041,522
Accumulated Deficit	(16,241,515)	(16,221,110)
Total stockholders' deficit	(372,470)	(1,177,381)
Total liabilities and stockholders' deficit	$ 758,976	$ 302,162

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$ 375,250	$ 365,296	$ 1,319,152	$ 835,631
Cost of Revenue	73,142	81,435	322,564	178,541
Gross Profit	302,108	283,861	996,588	657,090

Operating Expenses:
Selling expenses	116,624	155,077	388,895	410,315
Administrative expenses	91,160	99,939	292,008	275,828
Amortization	53,050	16,299	148,960	56,943
Research and development	28,192	44,248	114,993	157,789
Total Operating Expenses	289,026	315,563	944,856	900,875

Other expense and interest expense	(2,116)	(1,799)	(7,201)	(11,913)
Total Other Income(Expense)	(2,116)	(1,799)	(7,201)	(11,913)

Income/(Loss) from continuing operations before income taxes	10,966	(33,501)	44,531	(255,698)

Provision for income taxes from continuing operations	-	-	-	-

Income/(Loss) from continuing operations	10,966	(33,501)	44,531	(255,698)

Discontinued operations
Income/(Loss) from discontinued operations	-	14,337	(64,936)	(23,752)

Provision for Income taxes from discontinued operations	-	-	-	-
Income/(Loss) from discontinued operations	-	14,337	(64,936)	(23,752)

Net Income/(Loss)	10,966	(19,164)	(20,405)	(279,450)

Preferred stock dividends Series A Preferred	(10,231)	(10,231)	(30,806)	(30,694)

Net income/(loss) attributable to common stockholders	$ 735	$ (29,395)	$ (51,211)	$ (310,144)

Net income/(loss) per share - basic and diluted
Income/(loss) from Continuing Operations	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Income/(loss) from discontinued operations	$ -	$ 0.00	$ (0.00)	$ (0.00)
Net income/(loss) per common share - basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average of number of shares outstanding
basic and diluted	223,994,635	207,647,935	222,355,291	206,414,819

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For nine months	For nine months
	ended	ended
	June 30, 2020	June 30, 2019

NET LOSS	$ (20,405)	$ (279,450)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of ReadyOp software platform	10,878	48,897
Amortization of ReadyOp customer list	-	8,046
Amortization of ReadyMed software platform	138,082	-
Depreciation expense	150	-
Provision (Recovery) for bad debt	(13,335)	22,000
(Increase) decrease in assets:
Accounts receivable	49,176	(75,011)
Inventory	13,042	9,106
Prepaid expenses and other current assets	15,000	(10,000)
Due from related party	(13,420)	-
Other assets	8,656	-
Assets from discontinued operations	9,929	(3,051)
Increase (decrease) in liabilities:
Accounts payable	(28,019)	(15,927)
Accrued expenses	(68,756)	(3,403)
Deferred revenue	(142,091)	140,207
Customer deposit	-	14,000
Liabilities from discontinued operations	2,486	64,260
Net Cash Provided by (Used in) Operating Activities	(38,627)	(80,326)

Cash Flows From Investing Activities
Purchase of fixed assets	(9,029)	-
Issuance of note receivable	(25,000)	-
Issuance of note receivable - discontinued operations	-	25,000
Repayment of note receivable - discontinued operations	-	(25,000)
Net Cash Used in Investing Activities	(34,029)	-

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,600	43,810
Repayment of installment loan - discontinued operations	(33,151)	(26,966)
Proceeds from notes payable stockholders	-	713
Proceeds from notes payable	156,727	-
Repayment of note payable	(50,000)	-
Repayment of notes payable stockholders	(20,732)	-
Proceeds from loan payable - related party - discontinued operations	11,362	-
Proceeds from issuance of common stock	-	100,000
Dividends paid	-	(7,204)
Net Cash Provided by Financing Activities	107,806	110,353

Net increase in cash	35,150	30,027

Cash at beginning of period	27,698	413

Cash at end of period	$ 62,848	$ 30,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,433	$ 4,771
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$ 75,078	$ -
Common stock issued for ReadyMed Platform	$ 600,000	$ -
Deconsolidation of Voiceinterop, Inc.	$ 225,316	$ -
Common stock issued for conversion of note payable, accrued interest and accrued dividends - related parties	$ -	$ 94,506

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2019	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	211,994,635	$ 2,120	$ 15,041,522	$ (16,221,110)	$ (1,177,381)

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	599,880	-	600,000

Deconsolidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Net loss for the nine months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	(20,405)	(20,405)

Balance at June 30, 2020 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,866,718	$ (16,241,515)	$ (372,470)

Balance at March 31, 2020 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,866,718	$ (16,252,481)	$ (383,436)

Net income for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	10,966	10,966

Balance at June 30, 2020 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,866,718	$ (16,241,515)	$ (372,470)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,301	$ (16,044,512)	$ (1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	-	100,000

Common stock issued for conversion of note payable, accrued interest and dividend - related parties	-	-	-	-	-	-	-	-	-	-	3,150,199	32	94,474	-	94,506

Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(7,204)	-	(7,204)

Net loss for the nine months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(279,450)	(279,450)

Balance at June 30, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	210,382,723	$ 2,104	$15,041,538	$ (16,323,962)	$ (1,280,233)

Balance at March 31, 2019 Uaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	207,232,524	$ 2,072	$14,954,268	$ (16,304,798)	$(1,348,371)

Common stock issued for conversion of note payable, accrued interest and dividend - related parties	-	-	-	-	-	-	-	-	-	-	3,150,199	32	94,474	-	94,506

Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(7,204)	-	(7,204)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,164)	(19,164)

Balance at June 30, 2019 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$30	210,382,723	$ 2,104	$ 15,041,538	$(16,323,962)	$(1,280,233)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations. On February 14, 2020, the distribution of shares was approved by FINRA and VoiceInterop was deconsolidated from Cleartronic, Inc. (See Note 10).

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

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, ReadyOp Communications, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated. On February 14, 2020, the deconsolidation of VoiceInterop was completed and transactions through that date are recorded as discontinued operations. (See Note 10).

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

Significant estimates include the assumptions used in valuation of deferred tax assets, estimated useful life of intangible assets and property and equipment, valuation of inventory and allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at June 30, 2020 and September 30, 2019.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $6,000 and $52,000 allowances for doubtful accounts as of June 30, 2020 and September 30, 2019, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at $600,000.  This valuation was based on the historical cost of the software. The ReadyMed software platform of $600,000 to be amortized over three years, amortization expense recognized for the three month ended June 30, 2020 and 2019 was $53,050 and $0, respectively. The amortization expense for the nine month ended June 30, 2020 and 2019 was $138,082 and $0, respectively.

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, amortization expense recognized for the three month ended June 30, 2020 and 2019 was $0 and $16,299, respectively. The amortization expense for the nine month ended June 30, 2020 and 2019 was $10,878 and $48,897, respectively. As of June 30, 2020, ReadyOp software platform has been fully amortized.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense recognized for the three months ended June 30, 2020 and 2019 was $0 and $0, respectively. The amortization expense for the nine month periods ended June 30, 2020 and 2019 was $0 and $8,046, respectively. As of September 30, 2019, the Collabria customer base has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At June 30, 2020 and September 30, 2019, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the nine months ended June 30, 2020 and 2019, the Company had $114,993 and $157,789, respectively, in research and development costs from continuing operations.   For the three months ended June 30, 2020 and 2019, the Company had $28,192 and $44,248, respectively, in research and development costs from continuing operations.

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

From time to time clients request special training meetings. We send employees to these meeting and charge our clients on a per diem basis. These charges are recorded as consulting fees on our income statement.

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

The following table summarizes the revenues for the three and nine months ended June 30, 2020 and 2019, respectively:

	For the three months ended		For the nine months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Licensing of ReadyOp Software	$351,703	$258,835	$952,084	$683,019
Sale of ReadyOp ACE IP Gateways	20,880	82,755	307,050	103,755
Licensing of ReadyMed Software	2,667	-	10,667	-
Consulting Income	-	16,000	37,000	29,500
Pass-through Income	-	7,706	12,351	19,357
Total	$375,250	$ 365,296	$1,319,152	$835,631

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

As of June 30, 2020 and 2019, we had no options and warrants outstanding.

As of June 30, 2020 and 2019, the Company had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2020 and 2019, we had 4,433,375 shares of Series C Convertible Preferred stock outstanding, which are convertible into 22,166,875 shares of common stock.

As of June 30, 2020 and 2019, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2020 and 2019, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2020 and September 30, 2019, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $5,497 and $1,797 during the three months ended June 30, 2020 and 2019, respectively, and $25,691 and $5,591 during the nine months ended June 30, 2020 and 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective October 1, 2019 which are fully discussed in Note 9.

NOTE 3   - EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment, net, is as follows:

	June 30, 2020	December 31, 2019
Office Equipment	$9,029	$-
Less: Accumulated Depreciation	(150)	-
Total Property and Equipment, net	$8,879	$-

Depreciation expense for the nine months ended June 30, 2020 and 2019, was $150 and $0, respectively

Depreciation expense for the three months ended June 30, 2020 and 2019, was $150 and $0, respectively.

NOTE 4   - NOTES RECEVABLE

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020 (See Note 8).

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020 (See Note 8).

NOTE 5   - GOING CONCERN

The Company's unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company believes the acquisition of the ReadyOp software platform was a prudent acquisition by the Company. Additional revenue has been generated for the Company and management believes revenue will continue to increase each quarter. The Company acquired the ReadyMed software platform in October 2019. The Company believes the acquisition of ReadyMed will also be a prudent purchase and that revenue will increase as a result of the acquisition

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations.  On May 14, 2020, the Florida Governor signed Executive Order No. 20-123, bringing all Florida counties into Full Phase I reopening.  More restrictive proclamations and/or directives may be issued in the future.  Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6   - NOTES PAYABLE

Notes payable to Stockholders

As of June 30, 2020 and September 30, 2019, the Company had unsecured notes payable to stockholders totaling $72,137 and $92,869, respectively. These notes range in interest from 8% to 15% which are payable quarterly. One note with a principal balances of $17,588 was due on December 31, 2019.  The maturity of the note payable in the amount of $17,588 was extended to August 31, 2020.

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months.  As of June 30, 2020 and September 30, 2019 the balance due was $54,549 and $75,279, respectively.

Interest expense on the notes payable to stockholders was $2,116 and $1,799 for the three months ended June 30, 2020 and 2019, respectively, and $7,201 and $11,913 for the nine months ended June 30, 2020 and 2019, respectively.

Installment Loan Payable - Discontinued Operations

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The agreement calls for 308 installments of $194 paid over 432 days. The debt issuance cost is amortized over the life of the loan. As of June 30, 2020, the remaining loan balance of $18,429 was paid in full from the note payable dated October 8, 2019.

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days. The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018. As of February 14, 2020, the loan balance is $31,269, net of debt issuance cost of $10,688. The amount is included in VoiceInterop deconsolidation as of February 14, 2020 (See Note 10).

Note Payable

On June 10, 2020, the Company, was granted a loan (the “Loan”) from Bank of America, N.A., in the aggregate amount of $106,727, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated on or about June 10, 2020 issued by the Borrower, matures on or about June 10, 2025 and bears interest at an approximate rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On December 2, 2019, the Company issued a promissory note in the amount of $50,000.  The note bear 6% interest and matured on February 29, 2020.  As of June 30, 2020 the loan balance of $50,000 and interest of $732 was paid in full.

Loan Payable - related party

During the nine months ended June 30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.  As of June 30, 2020 the loan balance of $9,000 was paid in full and $7,626 included in labilities from discontinued operations was deconsolidated as of February 14, 2020.  (See Note 8 and 10).

NOTE 7 - EQUITY TRANSACTIONS

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

Preferred Stock Dividends

As of June 30, 2020 and September 30, 2019, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $72,726 and $41,920, respectively.

Subscription Agreements between VoiceInterop, Inc., our wholly-owned subsidiary and private investors

During the year ended September 30, 2018, VoiceInterop committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of February 14, 2020, the spin-off has been completed and the shares have been issued (See Note 10).

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

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission (“SEC”) regarding a pending S-1 filing. On

May 13, 2019 VoiceInterop filed an S-1 registration statement with the SEC which was approved on November 14, 2019. On February 14, 2020, the Company distributed 17,819,827 shares of VoiceInterop common stock to its shareholders (See Note 10).  The Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company leases its office space from VoiceInterop the Company’s former wholly owned subsidiary and now 96% owned by our shareholders.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $4,905 and $11,947 for the three months ended June 30, 2020 and 2019, respectively.  Rent expense paid to the related party was $27,059 and $35,643 for the nine months ended June 30, 2020 and 2019, respectively.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.  The note was converted to an installment promissory note on September 30, 2019 (See below and Note 6).

During the three months ended December 31, 2019, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand. As of June 30, 2020 the loan balance of $9,000 was paid in full and $7,262 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020 (See Note 6 and 10).

On September 30, 2019, the note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note.  The note is due on September 30, 2021 and bears an interest rate of 8%.  The note requires a monthly payment of $3,405 for the next 24 months.  As of June 30, 2020 and September 30, 2019 the balance due was $54,549 and $75,279, respectively (See Note 6).

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020 (See Note 4).

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020 (See Note 4).

As of June 30, 2020, the Company advanced $13,420 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders.

NOTE 9 -    COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,500, which expired in November 2018. VoiceInterop executed a new 3-year lease with its current landlord on December 1, 2018 for the same office space. The lease provided one month free as a concession. The monthly rent is $3,630 and provides for annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021. Upon the deconsolidation, the Company subleases the office space from VoiceInterop at approximately $1,400 per month.

Rent expense incurred during the three months ended June 30, 2020 and 2019 was $4,905 and $11,947, respectively.  Rent expense incurred during the nine months ended June 30, 2020 and 2019 was $27,059 and $35,643, respectively.

VoiceInterop subleases part of its office space to two entities for approximately $1,150 per month and is included in income from discontinued operations. Sublease rental income received during the period from October 1, 2019 through February 14, 2020 (deconsolidation date), was $5,750.

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

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the nine months ended June 30, 2020. No customer accounted for 10% of the Company’s revenue for the nine months ended June 30, 2019. As of June 30, 2020 two customer accounted for approximately 27% of the Company’s total outstanding accounts receivable with each customer representing 14% and 13%, respectively. As of June 30, 2019, three customers accounted for approximately 24%, 13%, and 11% of the Company’s total outstanding accounts receivable.

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

As of June 30, 2020, the Company has recorded $2,000 for the minimum royalty for the fiscal year ended 2020.

As of September 30, 2019, the Company has recorded $1,000 for the minimum royalty for the fiscal year ended 2019.

NOTE 10 – DISCONTINUED OPERATIONS

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company will distribute to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,819,827 shares of shares of Common Stock of VoiceInterop. That each common shareholder would receive .075 shares of VoiceInterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and that each shareholder of Series C and D Preferred stock shall receive .375 shares of VoiceInterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

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

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the period from October 1, 2019 to February 14, 2020 and for the nine months period ended June 30, 2019.

	For the period from	For the Nine
	October 1, 2019 to	Months Ended
	February 14, 2020	June 30, 2019
	(Unaudited)	(Unaudited)

Revenue	$ 27,698	$ 75,721
Cost of Revenue	12,383	25,395
Gross Profit	15,315	50,326

Operating Expenses:
Selling expenses	3,862	10,200
Administrative expenses	24,151	18,374
Professional Fees	50,007	48,271
Total Operating Expenses	78,020	76,845

Loss from operations	(62,705)	(26,519)

Other Income (Expense)
Other Income	5,750	19,947
Interest and other expense	(7,981)	(17,180)
Total Other Income (Expense)	(2,231)	2,767

Loss Before Income Taxes	(64,936)	(23,752)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (64,936)	$ (23,752)

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. We have taken every precaution possible to ensure the safety of our employees. Those precautions include, working remotely, limited face to face meetings with clients and restrictive travel conditions, and social distancing with fellow employees.  On May 14, 2020, the Florida Governor signed Executive Order No. 20-123, bringing all Florida counties into Full Phase I reopening.  More restrictive proclamations and/or directives may be issued in the future.  Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Revenue

Revenues increased to $375,250 for the three months ended June 30, 2020 as compared to $365,296 for the three months ended June 30, 2019.   The primary reason for the increase in revenue was due to an increase in licensing of ReadyOp Software from $258,835 in 2019 to $354,370 in 2020, an increase of approximately 37% and offset by decrease in sales of ReadyOp ACE IP gateways of $61,875. The overall increase in revenues is primarily due to the increase in the number of customers for three months ended June 30, 2020.

Cost of Revenue

Cost of revenues was $73,142 for the three months ended June 30, 2020 as compared to $81,435 for the three months ended June 30, 2019. Gross profits were $302,108 and $283,861 for the three months ended June 30, 2020 and 2019, respectively. Gross margins increased approximately 3% from 78% for the three months ended June 30, 2019 compared to 81% for the three months ended June 30, 2020. The primary reason for the increase was from a greater portion of revenue was from licensing fees of the Company’s ReadyOp software.

Operating Expenses

Operating expenses decreased approximately 8% to approximately $289,026 for the three months ended June 30, 2020 compared to $315,563 for the three months ended June 30, 2019. The slight decrease was primarily due to decrease in selling and administrative and research and development expense offset by increase in amortization expense. For the three months ended June 30, 2020, selling expenses decreased to $116,624 from $155,077 for the three months ended June 30, was primarily due to decreased travel expenses during to the Covid-19 pandemic.   General and administrative expenses decreased by $8,779 or approximately 9%. The decrease is primarily due to a decrease in professional fees and general operating expenses and offset by a slight increase attributable to fees required in connection with filings with the Securities and Exchange Commission.  Research and development expenses were $28,192 for the three months ended June 30, 2020 as compared to $44,248 for the three months ended June 30, 2019. The decrease of 36% is primarily due to completing the development of our "Rectenna" project. Amortization expense increased by $36,751 or 225% primarily due to the acquisition of the ReadyMed software platform from Collabria, LLC valued at the historical cost of $600,000.

Income (Loss) from Continuing Operations

The Company's income from continuing operations increased to $10,966 during the three months ended June 30, 2020 as compared to a loss of $(33,501) for the three months ended June 30, 2019. The primary reason for the increase was increases in licensing of ReadyOp software and offset by a decrease in sales of ReadyOp ACE IP gateways.

Loss from Discontinued Operations

Loss from discontinued operations, decreased to $0 during the three months ended June 30, 2020 compared to income of $14,337 for the three months ended June 30, 2019.  Decrease is due to the Company completing the spinoff of VoiceInterop, Inc. Therefore, VoiceInterop was deconsolidated on February 14, 2020.  The result from operations for the third quarter of 2020 does not include the discontinued operations from VoiceInterop.

Net Loss Attributable to Common Shareholders

Net income attributable to common shareholders was $735 for the three months ended June 30, 2020 as compared to a net loss of $(29,395) for the three months ended June 30, 2019. The increase was primarily due to the increase in income from continuing operations for the three months ended June 30, 2020, which was $10,966 as compared to a loss of $(33,501) for the three months ended June 30, 2019. Net loss per common share was $(0.00) and $(0.00) for the three months ended June 30, 2020 and 2019, respectively.

FOR THE NINE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2019

Revenue

Revenues from operations were $1,319,152 for the nine months ended June 30, 2020 as compared to $835,631 for the nine months ended June 30, 2019. The increase was primarily due to the increase in licensing of ReadyOp software which increased 41% from $683,019 to $962,751 in the nine month ended June 30, 2019 and 2020, respectively.  In addition, sales of ReadyOp ACE IP gateways increased 196% from $103,755 to $307,050 in the nine month ended June 30, 2019 and 2020, respectively. The overall increase in revenues is primarily due to the increase in the number of customers for nine months ended June 30, 2020.

Cost of Revenue

Cost of revenues was $322,564 for the nine months ended June 30, 2020, as compared to $178,541 for the nine months ended June 30, 2019. This increase was primarily due to higher costs associated with the ReadyOp ACE IP gateway due to higher costs for parts and materials. Gross profits were $996,588 and $657,090 for the nine months ended June 30, 2020 and 2019, respectively. Despite the increase in revenues, gross margins decreased slightly to 76% from 79% for the nine months ended June 30, 2020 and 2019, respectively. The decreases was primarily due to the lower profit margins from sales of ReadyOp ACE IP gateways as compared to higher margins generated from licensing of ReadyOp software.

Operating Expenses

Operating expenses for the nine months ended June 30, 2020 were $944,856 compared to $900,875 for the nine months ended June 30, 2019. For the nine months ended June 30, 2020, selling expenses decreased to $388,895 from $410,315 for the nine months ended June 30, 2019. The 5% decrease was primarily due to decreased travel expenses during to the Covid-19 pandemic. Amortization expense increased by $42,796 or 27%, primarily due to amortization expenses associated with the acquisition of the ReadyMed software platform from Collabria LLC valued at the historical cost of $600,000. The decrease in research and development expense was due to the Company cutting back on development of the “Rectenna” project.  The Company believes it has uncovered new uses for the “Rectenna” and intends to devote future research and development funds to commercialize these new uses.

Income (Loss) from Continuing Operations

The Company’s income from continuing operations increased to $44,531 during the nine months ended June 30, 2020 as compared to a loss of $(255,698) for the nine months ended June 30, 2019. The primary reason for this increase was the increase in revenue generated by sales of the ReadyOp ACE IP gateway and licensing of ReadyOp software.

Loss from Discontinued Operations

Loss from discontinued operations, increased to $64,936 during the period from October 1, 2019 to February 14, 2020 compared to a loss of $23,752 for the nine months ended June 30, 2019. The primary reason for the increase was due to decreased revenue generated by VoiceInterop. Revenue was $27,698 during the period from October 1, 2019 to February 14, 2020 as compared to $75,721 in the nine months ended June 30, 2019. Decrease in revenue was due to decrease in licensing of ReadyOp software offset in part by the increase in hardware revenues. Loss for discontinued operations also increased to $64,936 from $23,752 which was primarily attributable to the increase in professional fees offset by decrease in administrative expenses.  The professional fees increased due to filing of Registration statement and decrease in administrative expense is due to the Company completing the spinoff of VoiceInterop, Inc. Therefore, VoiceInterop was deconsolidated on February 14, 2020.  The result from operations for the quarter ended June 30, 2020 only includes the discontinued operations from the period from October 1, 2019 through February 14, 2020 resulting in a decrease on overall loss from discontinued operations.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $(51,211) and $(310,144) for the nine months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to the increase in gross profit which was $996,588 and $657,090 for the nine months ended June 30, 2020 and 2019 respectively. Net loss per common share was $(0.00) and $(0.00) for the nine months ended June 30, 2020 and 2019 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $38,627 for the nine months ended June 30, 2020 compared to net cash used in operating activities was $80,326 for the nine months ended June 30, 2019. This decrease was attributable to the lower net loss of $20,405 for the nine months ended June 30, 2020 as compared to $279,450 for the nine months ended June 30, 2019, and decreases in accounts receivable and inventory and an increase in amortization expense offset by decreases in accounts payable, accrued expenses and deferred revenue.

Net cash used in investing activities was $34,029 for the nine months ended June 30, 2020 compared to net cash used in investing activities was $0 for the nine months ended June 30, 2019. This increase was attributable to the issuance of note receivable of $25,000 and purchase of fixed assets of $9,029 for the nine months ended June 30, 2020.

Net cash provided by financing activities was $107,806 for the nine months ended June 30, 2020 compared to $110,353 for the nine months ended June 30, 2019. The increase was primarily due to proceeds received from note payable part of Cares Act Paychecks Protection Program of $106,727, note payable from unrelated party of $50,000, proceeds from issuance net of repayment of installment note of $10,449 and proceeds from loan payable - related party of $11,362 included discontinued operations and offset by the repayment of note payable of $50,000 and repayment of stockholder note payable of $20,732 during the nine months ended June 30, 2020.    The decrease was primarily due to proceeds of $100,000 received from the issuance of common stock, proceeds from issuance net of repayment of installment note included discontinued operations of $16,844, proceeds from note payable of $713 and offset by dividends paid of $7,204 in the nine months ended June 30, 2019.

Our obligations are being met on a month-to-month basis as cash becomes available. We have made a concentrated effort to restructure the company through the issuance of Preferred stock for cash and for the acquisition of the ReadyOp software platform. We believe that the ReadyOp software platform will continue to grow on a quarter to quarter basis putting the Company in a better position to become cash flow positive.  We also believe that theReadyMed software platform will provide additional revenue. It is now being used by the Departments of Health in two states.  We believe that the spin-off of VoiceInterop will also benefit the Company as VoiceInterop operations will no longer be a drain on cash flow. There can be no assurance that the Company’s efforts in this restructure will be successful or that present flow of cash will be sufficient to meet current and future obligations.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations.    On May 14, 2020, the Florida Governor signed Executive Order No. 20-123, bringing all Florida counties into Full Phase I reopening.  More restrictive proclamations and/or directives may be issued in the future.  Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

An evaluation was conducted by our chief executive officer (“CEO”) and chief financial officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the CEO and CFO concluded that a change in our controls and procedures is needed  to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the quarter ended June 30, 2020 in any material legal proceedings to which we are a party or of which any of our property is subject.

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

August 14, 2020

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

Date: August 14, 2020

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

Date: August 14, 2020

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 14, 2020

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer