Form 10-K
period 2020-09-30
Cleartronic, Inc.
filed 2021-02-18
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Registrant's telephone number, including area code: (561) 939-3300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [ ] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2020 (based on the closing sale price of $0.0404 per share of the registrant's common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $4,123,698. At February 17, 2021 the registrant had outstanding 223,994,635 shares of common stock, par value $0.00001 per share.

-i-

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

-ii-

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

The Company

The Company was initially incorporated on November 15, 1999, as Menu Sites, Inc., a Florida corporation.  On March 9, 2001, the Company's name was changed to CNE Communications, Inc.  On October 1, 2004, the name was changed to CNE Industries, Inc. and on March 29, 2005, the name was changed to GlobalTel IP, Inc.  On May 9, 2008, the Company's name was changed to Cleartronic, Inc.

All current operations are conducted through the Company's wholly owned subsidiary ReadyOp Communications, Inc. ("ReadyOp"), a Florida corporation incorporated on September 15, 2014, which facilitates the marketing and sales of the ReadyOp™ software and the AudioMate IP gateways discussed below.

 In March 2018, the Company approved the spin-off of VoiceInterop, Inc. ("Voiceinterop”), one of the Company's wholly-owned subsidiaries, into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations in this Form 10-K. On February 14, 2020, the distribution of shares was approved by Financial Industry Regulatory Authority ("FINRA") and VoiceInterop was deconsolidated from Cleartronic, Inc.

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock of the Company. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium- and long-term care. Additionally, the platform provides secure communications capabilities and recordkeeping to track the healing process of patients, record their recovery and monitor their medications. During the year 2020 this software has proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic.

ReadyOp(tm) Software

ReadyOp(tm) is a proprietary, innovative web-based planning and communications platform for efficiently and effectively planning, managing, communicating, and directing operations and emergency response. ReadyOp(tm) is used by local, state and federal government agencies, corporations, school districts, utilities, hospitals and others to manage and report daily operations as well as the ability to handle incidents and emergency situations. ReadyOp(tm) is offered as a software as a service (SAAS) program on an annual contract basis although an increasing number of clients have requested multi-year agreements.

ReadyOp(tm) requires no new or on-site hardware or programming by clients and provides multiple options for communications including radio interoperability using the Company's AudioMate gateways. Plans and operations can be built and stored securely in ReadyOp™ on a by-location, region and systemwide basis. Assets can be listed along with their location, person to contact and other information that may be needed. Diagrams, charts, maps, pictures, report forms and other documentation can be securely stored yet immediately available securely from any location. ReadyOp(tm) also provides efficient planning and response for responding to disasters and for continuity of operations (COOP) and recovery. ReadyOp(tm) is the COOP platform for multiple organizations including many federal agencies.

ReadyMed(tm) Software

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock of the Company. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium- and long-term care. Additionally, the platform provides secure communications capabilities and recordkeeping to track the healing process of patients, record their recovery and monitor their medications. During the year 2020 this software has proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

AudioMate IP Gateways

The Company offers a proprietary line of Internet Protocol Gateways branded as AudioMate 360 IP Gateway.The AudioMate 360 IP Gateway was designed to provide an Internet Protocol Gateway to users of unified group communications. The AudioMate 360 IP Gateway is available in different configurations to be used with various types of communications equipment. The AudioMate units are currently being sold directly to end-users by the Company's sales teams and by Value Added Resellers ("VARs"). More than 1,000 end-users in the United States and 18 foreign countries have purchased the Company's AudioMate gateways. Although other devices are available that perform the same or similar functions, we believe that our price for the AudioMate 360 IP Gateway is competitive with prices other companies are charging for similar devices.

Patents and Intellectual Property

Our business will be dependent in part on our intellectual property. For projects that are in development, we intend to rely on intellectual property rights afforded by trademark and trade secret laws, as well as confidentiality procedures, licensing arrangements and potential patent filings.  These measures are to establish and protect our rights to the technology and other intellectual property. We cannot foretell if these procedures and arrangements will be adequate in protecting our intellectual property.

On March 13, 2012, the United States Patent Office notified the Company that U.S. Patent Number 8,135,001 B1 had been granted for the 34 claims of our patent application for Multi Ad Hoc Interoperable Communicating Networks. We may file similar patent applications in additional countries. The claims in the patent application relate to various aspects of the AudioMate 360 IP Gateway. It may be that one or more of the claims are not meaningful. Furthermore, the validity of issued patents is frequently challenged by others. One or more patent applications may have been filed by others previous to our filing, which encompass the same or similar claims. A patent application does not in and of itself grant exclusive rights. A patent application must be reviewed by the Patent Office of each relevant country prior to issuing as a patent and granting exclusive rights.

Because of limited resources, the Company may be unable to protect a patent, either owned or licensed, or to challenge others who may infringe upon a patent.  Because many holders of patents have substantially greater resources and patent litigation is very expensive, we may not have the resources necessary to successfully challenge the validity of patents held by others or withstand claims of infringement or challenges to any patent the Company may possess or obtain. Even if we prevail, the cost and management distraction of litigation could have a material adverse effect on the Company.

Internet Protocol Gateways and their related manufacturing processes are covered by a large number of patents and patent applications.  Infringement actions may be instituted against the Company if we use or are suspected of using technology, processes or other subject matter that is claimed under patents of others.  An adverse outcome in any future patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using the infringed technology.

If trade secrets and other means of protection upon which the Company relies may not adequately protect us, the Company's intellectual property could become available to others.  Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to the Company.

The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, if at all.

Exclusive Licensing Agreement

On May 5, 2017, the Company entered into an Exclusive Licensing Agreement with Sublicensing Terms (the "Agreement") with the University of South Florida Research Foundation, Inc. ("USFRF") relating to an exclusive license of certain patent rights in connection with one of USFRF's U.S. Patent Applications. Both parties recognize that the research and development work provided by the Company was sufficient for USFRF to enter into the Agreement with the Company.

The Agreement is effective April 25, 2017 and continues until the later of the date that no Licensed Patent remains a pending application or an enforceable patent or the date on which the Licensee's obligation to pay royalties expires.

The Company paid USFRF a License Issue Fee of $3,000 and $7,253.50 as reimbursement of expenses associated with the filing of the Licensed Patent..  The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021

  -and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions as are offered to other purchasers in such financing.

Rapid Technological Change Could Render the Company's Products Obsolete

The Company's markets are characterized by rapid technological changes, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements, and evolving industry standards.  The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete.  The Company's future success will depend upon our ability to continue to develop and introduce new products and services to address the increasingly sophisticated needs of customers.  The Company may experience delays in releasing new products, product enhancements and services in the future which may cause customers and prospective to forego purchase and use of our products and purchase those of competitors.

Seasonality of Our Business

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

We are affected by inflation along with the rest of the economy.  Specifically, our costs to complete our products could rise if specific components needed incur an increase in cost.

Manufacturing and Suppliers

We have outsourced the manufacturing of our AudioMate 360 IP Gateway.  This outsourcing has allowed us to:

●	Avoid costly capital expenditures for the establishment of manufacturing operations;

●	Focus on the design, development, sales and support of our products and services; and

●	Leverage the scale, expertise and purchasing power of specialized contract manufacturers.

Currently, the Company has arrangements for the production of the AudioMate gateways with a contract manufacturer.  The reliance on contract manufacturing involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules.  The Company's contract manufacturer can provide a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products.  The Company intends to continue use of contract manufacturers to procure components and to maintain adequate manufacturing capacity.

Competition

The unified group communications industry where the Company's gateways are offered is extremely competitive.  The number of companies entering the industry has increased and competitive pricing pressures can negatively impact profit margins.  The Company will continue to offer the AudioMate gateways, but primarily in conjunction with the ReadyOp platform in order to provide radio interoperability.  Competition for an integrated radio and operations platform is limited and the Company will continue to market the ReadyOp/ReadyMed platform, both with the gateways and without.

We are not aware of any direct competitors for ReadyOp and ReadyMed that offer the same combinations of capabilities and function.  However, there are similar programs being marketed that appear similar and are sometimes confused with ReadyOp such as WebEOC and Everbridge.  ReadyOp provides different capabilities and is priced lower than both of these and in fact, has several clients that use one or even both of these programs in addition to ReadyOp.  We do anticipate having increased competition in the future and will continue to develop and enhance the ReadyOp/ReadyMed platform to improve the value and increase the potential market size and growth of our client clientele.

Sales and Marketing

The ReadyOp/ReadyMed platform is currently marketed through a combination of inside salespersons and outside sales groups. We intend to expand the use of commissioned inside and outside salespersons and outside groups when travel and other COVID-related restrictions are eased

The Company markets the unified group communication solutions and AudioMate 360 IP Gateways through VARs and commissioned salespersons.  We intend to expand the use of commissioned sales groups and individual sales representatives to market and sell our programs and gateways.

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel. , Michael M. Moore, our Chief Executive Officer (CEO) and Director, and Larry M. Reid, our Chief Financial Officer (CFO), Secretary and Director.  They and their designees play the major role in securing persons capable of developing and executing the Company's business strategy.  While the Company intends to employ additional executive, development and technical personnel in order to minimize dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

At present, Cleartronic has two executive officers, Michael M. Moore and Larry M. Reid.  A copy of the employment agreement with Mr. Moore has been previously filed on January 13, 2016 as an exhibit to a Form 10-K. Mr. Moore is paid a base salary of $16,667 per month. See Item 13. "Certain Relationships and Related Transactions and Director Independence."

In March 2015, the Company entered into a new employment agreement with the Company's CFO, Larry M. Reid (the "Agreement"). Under the Agreement, Mr. Reid agreed to remit 2.0 billion shares of common stock back to the Company in exchange for 200,000 shares of Series C Convertible Preferred stock with a fair value of $252,000. Mr. Reid is paid a base salary of $8,000 per month.  A copy of the employment agreement with Mr. Reid has been previously filed on March 18, 2015 with the SEC as an exhibit to a Form 8-K.

Unless the Company shall have given Mr. Moore or Mr. Reid written notice at least 30 days prior to the Termination Date, the employment agreements automatically renew and continue in effect for additional one-year periods.  The Company has the election at any time after the expiration of the initial term of the Mr. Reid's Agreement to give Mr. Reid notice of Termination.

The Financial Results for Cleartronic May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenue in relation to our planned expenditures could materially and adversely affect our business, operating results, and financial condition. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

We sub-lease approximately 1,700 square feet for our principal offices in Boca Raton, Florida, from VoiceInterop, Inc. The monthly rent is $1,400 and provides for annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021.

Item 3. Legal Proceedings.

Cleartronic is not engaged in any litigation at the present time and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with the Company's customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

Item 4. Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock has been traded on the OTCPINK under the symbol "CLRI." The last price of our common stock as reported on the pink tier of OTC Markets on February 12, 2021 was $0.04476 per share.

As of February 15, 2021, we were authorized to issue 5,000,000,000 shares of our common stock, of which 223,994,635 shares were outstanding. Our shares of common stock are held by approximately 200 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares are issued or outstanding. There is no trading market for the shares of our preferred stock.

Dividends

As of September 30, 2020 we have converted $87,800 of accrued dividends into common stock. We do not anticipate paying any cash dividends or other distributions on the Company's common stock in the foreseeable future. Any future dividends will be declared at the discretion of the Company's board of directors and will depend, among other things, on the earnings and financial requirements for future operations and growth, and other facts as the board of directors may then deem appropriate. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the preferred stock and dividend rights pertaining to the preferred stock.

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2020 and 2019, the cumulative arrearage of undeclared dividends totaled $83,071 and $41,921, respectively.

Recent Sales of Unregistered Securities

Except for those unregistered securities previously disclosed in reports filed with the Securities Exchange Commission during the period covered by this report, we have not sold any securities under the Securities Act of 1933.

Issuer Purchases of Equity Securities .

None

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Impact of COVID-19 Outbreak

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company's supply chain and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. To date, the Company has not experienced a significant adverse economic impact due to COVID-19. While travel and other restrictions have been imposed the company  has mitigated the situation by teleconferencing, web demos, etc.  However, there is no assurance that we will not have any adverse impact in the future.

The following discussion reflects the Company's plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  The actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Special Note Regarding Forward-Looking Statements."

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "Cleartronic," all refer to Cleartronic, Inc. and our subsidiaries as of the date of this report.

Results of Operations

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019.

Revenues. Revenues increased 50% to $1,752,024 in 2020, from $1,164,191 during 2019. This increase of $587,833 was primarily due to increase in the number of customers of the ReadyOp/ReadyMed software platform. Revenue from our other subsidiary, VoiceInterop, Inc., decreased approximately 68% to $27,698 from $87,254. VoiceInterop was deconsolidated on February 14, 2020.

Cost of Revenues and Gross Margins. Cost of revenues increased from $246,117 in 2019, to $407,136 in 2020. Gross margins increased from $918,074 in 2019 to $1,344,888 in 2020. Gross Profit as a percentage of Revenue decreased from 79% in 2019 to 77% in 2020. The decrease was primarily due to the lower profit margins from sales of ReadyOp ACE (AudioMate) IP gateways as compared to higher margins generated from licensing of ReadyOp software.

Operating Expenses. Operating expenses decreased approximately 10% in 2020 to $1,105,956 compared to $1,225,734 during 2019. Operating expenses include selling expenses, administrative expenses, research and development costs and amortization expense. Selling expenses decreased approximately 11% from $595,825 in 2019 to $530,853 in 2020, primarily due to decreased travel expenses during to the Covid-19 pandemic. Amortization expense decreased by $61,762 or 84%, primarily due to amortization expenses associated with the ReadyOp software platform which has been fully amortized. The $55,105 decrease in research and development expense was associated with the Company's development of the "Rectenna" project. The decrease was primarily due to research of the Rectenna technology being substantially completed during the year. The Company intends to devote future development funds to commercialize the Rectenna-related technology.

Other Income and Other Expense. Interest and other expense decreased from $17,871 in 2019 to $8,727 in 2020. The decrease was primarily due to payment of outstanding liabilities. Other income in 2019 of $253,480 was attributable to the settlement of old accounts payable.

Loss from Discontinued Operations. Losses from discontinued operations were $64,936 and $104,547 for 2020 and 2019, respectively.

Net Income / Loss. Net income was $165,269 for 2020 and net loss of $176,598 for 2019. On a basis of EBITDA, the Company had EBITDA from continuing operations of $250,412 in 2020 and $19,062 in 2019, a 1,214% increase.

Liquidity and Capital Resources

Cash and cash equivalents increased by $48,285 during the fiscal year ended September 30, 2020, to $75,983.  Net cash used in operating activities for the fiscal year ended September 30, 2020, was $1,802 as compared to $69,357 for the fiscal year ended September 30, 2019. Adjusted earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") from continuing operations increased from earnings of $19,062 to earnings of $250,412 in 2020.

At September 30, 2020, our total liabilities were $1,180,128, which included $253,372 in accounts payable, $43,457 in accrued expenses, $48,447 in notes payable stockholders, $106,727 in Paycheck Protection note payable and $728,125 in deferred revenue. Deferred revenues are comprised of revenues from our annual ReadyOp subscriptions which are recognized over the period of the contract that is typically twelve months.

Investing Activities

Net cash used in investing activities was $34,029 for fiscal year ended September 30, 2020, and $0 in 2019. Net cash used in 2020 included the issuance of a Note Receivable for $25,000 and fixed asset purchases of $9,029.

Financing Activities

Net cash provided by financing activities was $84,116 during fiscal 2020. The increase was primarily due to proceeds received from note payable part of Cares Act Paycheck Protection Program of $106,727, proceeds from issuance net of repayment of installment note of $10,449 and proceeds from loan payable - related party of $11,362 included discontinued operations. Net cash also included repayment of a stockholder note payable of $94,422 and proceeds from a stockholder note payable of $50,000.

Net cash provided by financing activities was $96,642 during fiscal 2019. This included $43,810 from installment loan-discontinued operations less repayment of installment loan of $39,964, proceeds from the issuance of common stock of $100,000 less dividends paid of $7,204.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies are described in Note 2 to the consolidated financial statement appearing elsewhere in this report.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by Financial Accounting Standard Board (FASB) or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

The recent accounting pronouncements are described in Note 2 to the consolidated financial statement appearing elsewhere in this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrant's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2020, that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Independent Registered Accountant's Internal Control Attestation. This report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	61	Chairman and Director	2016
Michael M. Moore	66	Chief Executive Officer and Director	2015
Larry M. Reid	76	President, Chief Financial Officer, Secretary and Director	1999

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of three directors who have expertise in the business of Cleartronic.  Upon receipt of sufficient funds either from revenues or through receipt of funds from debt or sales of our common stock and preferred stock, we intend to seek directors and officers who would be able to assist in the execution of our business plan.

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

Richard J. Martin currently serves as Chairman and Director of Cleartronic, Inc. Prior to joining the Cleartronic team, Martin served as CEO of SMARTLogix, Inc., a petroleum logistics technology company which he founded in 2000. Graduating with an Engineering degree from The University of Buffalo's School of Engineering, Martin joined the Exxon Management Development Program. Following his tenure at Exxon, he purchased an Exxon distributorship in the Carolinas. Culp Petroleum was transformed into a large regional distribution company. While at Culp, Martin developed and implemented several technologies that have since become industry standards. Martin sold the petroleum business in 2005 and focused his efforts on his technology ventures including the SMARTank division of SMARTLogix. SMARTank grew substantially and the technology was later sold to a public company in 2011.

Michael M. Moore is currently Chief Executive Officer and a Director of Cleartronic, Inc. He was founder and CEO of Collabria, LLC, a private software development company. Prior to founding Collabria in 2008, Moore for 13 years was CEO of DTNet Group and for seven years served as CEO of Payroll Transfers, Inc. He also was an assistant vice president with both Kidder Peabody and Merrill Lynch. Mr. Moore is an honors graduate of the United States Air Force Academy and served as an Air Force fighter pilot for eight years, flying F-4 and F-16 fighter aircraft. He is also one of six entrepreneurs profiled in the book Daring Visionaries, How Entrepreneurs Build Companies, Inspire Allegiance, and Create Wealth.

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

The Company's Board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

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

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have not adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Cleartronic has two executive officers, Michael M. Moore and Larry M. Reid.  Michael M. Moore is the Chief Executive Officer of the Company.  The Company executed an Employment Agreement with Mr. Moore on November 28, 2016. Under the Agreement, Mr. Moore agreed that he shall carry out the strategic plans and policies as established by our business plan.  Mr. Moore will advise us from time to time on organization, hiring, mergers, and execution of our business plan. Mr. Moore is paid a base salary of $16,667 per month.

Unless Cleartronic shall have given Mr. Moore written notice at least 30 days prior to the Termination Date, the Agreement shall automatically renew and continue in effect for additional one-year periods (and all provisions of this anniversary from such original Termination Date shall thereafter be designated as the "Termination Date" for all purposes under the Agreement, provided, however, that we may, at our election at any time after the expiration of the initial term of the Agreement, give Mr. Moore notice of Termination, in which event he shall continue to receive, as severance pay, six months of his base salary, if any, or the amount due through the next "Termination Date", whichever is less.  Mr. Moore may terminate the Agreement without severance pay upon 10 days written notice to the Company.

The Company executed an Employment Agreement with Mr. Reid on March 13, 2015.  The Employment Agreement replaces the previously executed Employment Agreement with Mr. Reid.  Pursuant to the Employment Agreement (the "Agreement"), Cleartronic and Mr. Reid agreed that for a one year period beginning on March 13, 2015, we employed Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the "Termination Date" for purposes of the Agreement.  Termination of the agreement can be made by either party without penalty upon 10 days written notice.  Pursuant to the Agreement, Cleartronic and Mr. Reid agreed that for a one year period beginning on November 28, 2016, Mr. Reid to perform services for us both on and offsite.  The last day of the one year period shall be the "Termination Date" for purposes of the Agreement.

Unless Cleartronic shall have given Mr. Reid written notice at least 30 days prior to the Termination Date, the Agreement shall automatically renew and continue in effect for additional one-year periods (and all provisions of this anniversary from such original Termination Date shall thereafter be designated as the "Termination Date" for all purposes under the Agreement, provided, however, that we may, at our election at any time after the expiration of the initial term of the Agreement, give Mr. Reid notice of Termination, in which event he shall continue to receive, as severance pay, six months of his base salary, if any, or the amount due through the next "Termination Date", whichever is less.  Mr. Reid may terminate the Agreement without severance pay upon 10 days written notice to the Company. Under the Agreement, Mr. Reid agreed that he shall carry out the strategic plans and policies as established by our business plan.  Mr. Reid will advise us from time to time on organization, hiring, mergers, and execution of our business plan.

Mr. Reid is paid a base salary of $8,000 per month.  In addition, Mr. Reid agreed to cancel 2,000,000,000 shares of common stock previously issued to him for conversion of Series C Preferred stock. As additional consideration for the cancellation of the common shares the Company agreed to issue Mr. Reid 200,000 shares of Series C Preferred stock.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2020, and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2019	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2020	96,000	15,356	-0-	-0-	-0-	-0-	-0-	111,356
Michael Moore (2)	2019	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	2020	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

(1) Mr. Reid is our Chief Financial Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

Our Executive Officers have not received any equity awards for the years ended  September 30, 2020 and 2019.

Director Compensation

Our Directors have not received compensation for the years September 30, 2020 and 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

●	Each person who owns beneficially outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.37%	511,225	5.93%
Marc Moore(4)	5,702,988	2.69%	3,000,000	34.18%
Richard J. Martin	-0-	-0-	1,582,966	18.37%
All directors and officers as a group (one person)	10,719,313	5.06%	5,094,199	59.12%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 223,994,635 shares were issued and outstanding.  As of the date of this report, we have 71,250,010 authorized and designated shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares were issued and outstanding.  Mr. Reid owns 511,525 shares of Series C Preferred stock.  See below for a description of our preferred stock and voting rights. Mr. Martin owns 512,996 shares of our Series A Preferred stock and 1,070,000 shares of our Series C Preferred stock.

(3) Mr. Reid is our president, chief financial officer, principal accounting officer, secretary, and director.

(4) Mr. Moore is our Chief Executive Officer and a director. Mr. Moore owns 5,702,988 shares of our common stock and 3,000,000 shares of our Series E Preferred stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of Cleartronic; or

●	With respect to the election of directors or other matters.

Preferred Stock

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 8,617,275 shares were issued and outstanding.  There are currently 5 series of preferred stock designated as follows:

●	1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;

●	10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;

●	50,000,000 shares have been designated as Series C Preferred Stock, 4,433,375 of which are issued and outstanding;

●	10,000,000 shares have been designated Series D Preferred stock, of which 670,904 are issued and outstanding; and

●	10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

Pursuant to our Articles of Incorporation establishing our preferred stock:

●

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

●

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

●

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

●

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

●

A holder of shares of the Series E Preferred Stock is entitled, to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders.  In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.  No dividends have been declared.  Finally, each one share of our Series E Preferred Stock shall be convertible into 100 shares of our common stock

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $31,532 and $46,192 for the years ended September 30, 2020 and 2019, respectively.

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $0.

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.  The note was converted to an installment promissory note on September 30, 2019.

During the year ended September 30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand. As of September 30, 2020 the loan balance of $9,000 was paid in full and $7,262 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020.

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note. The note is due on September 30, 2021 and bears an interest rate of 8%. The note requires a monthly payment of $3,405 for the next 24 months. As of September 30, 2020 and September 30, 2019 the balance due was $48,447 and $75,279, respectively.

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock.

On September 20, 2019, the shareholder converted $80,596 of accrued dividends into 1,611,912 shares of common stock.

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021.

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021.

As of September 30, 2020, the Company advanced $13,420 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on demand and is non-interest bearing.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Liggett & Webb, P.A. for professional services rendered for the audit and reviews of our financial statements for the fiscal years ended September 30, 2020 and 2019 were $46,000 and $46,000, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb, P.A.  for  professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2020 and 2019 was $3,300 and $27,500, respectively.

Tax Fees

The aggregate tax fees billed by Liggett & Webb, P.A. professional services rendered for tax services for the fiscal years ended September 30, 2020 and 2019 was $1,200 and $1,200, respectively.

All Other Fees

There were no other fees billed by Liggett & Webb, P.A. for professional services rendered during the fiscal years ended September 30, 2020 and 2019, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed as exhibit 3.01 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.2**

Articles of Amendment to Articles of Incorporation filed March 12, 2001, filed as exhibit 3.02 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.

3.3**

Articles of Amendment to Articles of Incorporation filed October 4, 2004, filed as exhibit 3.03 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.

3.4**

Articles of Amendment to Articles of Incorporation filed March 31, 2005, filed as exhibit 3.04 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.

3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant's registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.
3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant's Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant's Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant's Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant's Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant's Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant's Form 8-K on October 5, 2012, Commission File Number 333-135585.

3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant's Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant's Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant's Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.2**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant's Form 10-K on January 13, 2015, Commission File Number 000-55329
10.3**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant's Form 8-K on March 18, 2015, Commission File Number 000-55329
10.4**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant's Form 8-K on April 10, 2015, Commission File Number 000-55329

10.5**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant's Form 8-K on April 10, 2015, Commission File Number 000-55329

10.6**

Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant's Form 8-K on April 10, 2015, Commission File Number 000-55329

10.7**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant's Form 10-K on January 13, 2016, Commission File 000-55329.
10.8**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant's Form 8-K on December 5, 2016.
10.9**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
10.10**	Promissory Note dated September 27, 2017 in the amount of $35,000 issued to Richard Martin.
10.11**	Promissory Note dated October 12, 2017 in the amount of $15,000 issued to Richard Martin
10.12**	Installment Note dated September 30, 2019 in the amount of $75,279 issued to Richard Martin
10.13**	Lease Agreement dated December 1, 2018 , between BGNP Associates, LLC and VoiceInterop, Inc.
10.14**	Promissory Note dated December 2, 2019 in the amount of $50,000 issued to Mr. John F. Marek.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

Date: February 18, 2021

By; /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By: /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2021

By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2020 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2016.

Boynton Beach, Florida

February 17, 2021

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND 2019

ASSETS
	2020	2019
Current assets:
Cash	$ 75,983	$ 27,698
Accounts receivable, net	218,615	215,956
Inventory	12,471	19,838
Prepaid expenses and other current assets	39,416	15,000
Note receivable	25,000	-
Assets from discontinued operations	-	4,136
Total current assets	371,485	282,628

Property and Equipment, net	8,427	-

Other assets:
Due from related party	13,420	-
Other assets	-	8,656
ReadyOp and ReadyMed software platforms (net of amortization)	-	10,878
Total other assets	13,420	19,534
Total assets	$ 393,332	$ 302,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 253,372	$ 264,855
Accrued expenses	43,457	123,300
Deferred revenue, current portion	693,886	676,526
Notes payable stockholders	48,447	53,729
Note payable, current portion	18,944	-
Customer deposits	-	26,756
Liabilities from discontinued operations, current portion	-	184,559
Total current liabilities	1,058,106	1,329,725

Long Term Liabilities
Notes payable stockholders, net of current portion	-	39,140
Note payable, net of current portion	87,783	-
Deferred revenue, net of current portion	34,239	100,011
Liabilities from discontinued operations, net of current portion	-	10,667
Total long term liabilities	122,022	149,818
Total liabilities	1,180,128	1,479,543

Commitments and Contingencies (See Note 10)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,240	2,120
223,994,635 and 211,994,635 shares issued and outstanding, respectively
Additional paid-in capital	15,266,718	15,041,522
Accumulated Deficit	(16,055,841)	(16,221,110)
Total stockholders' deficit	(786,796)	(1,177,381)
Total liabilities and stockholders' deficit	$ 393,332	$ 302,162

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Revenue	$ 1,752,024	$ 1,164,191
Cost of Revenue	407,136	246,117
Gross Profit	1,344,888	918,074

Operating Expenses:
Selling expenses	530,853	595,825
Administrative expenses	411,021	348,960
Amortization	11,480	73,242
Research and development	152,602	207,707
Total Operating Expenses	1,105,956	1,225,734

Other expense and interest expense	(8,727)	(17,871)
Income from settlement of accounts payable	-	253,480
Total Other Income (Expense)	(8,727)	235,609

Income/(Loss) from continuing operations before income taxes	230,205	(72,051)

Provision for income taxes from continuing operations	-	-

Income/(Loss) from continuing operations	230,205	(72,051)

Discontinued operations
Loss from discontinued operations	(64,936)	(104,547)

Provision for Income taxes from discontinued operations	-	-
Loss from discontinued operations	(64,936)	(104,547)

Net Income/(Loss)	165,269	(176,598)

Preferred stock dividends Series A Preferred	(41,150)	(41,038)

Net income (loss) attributable to common stockholders	$ 124,119	$ (217,636)

Net income/(loss) per share - basic and diluted
Income/(loss) from Continuing Operations	$ 0.00	$ (0.00)
Loss from discontinued operations	$ (0.00)	$ (0.00)
Net income/(loss) per common share - basic and diluted	$ 0.00	$ (0.00)

Weighted Average of number of shares outstanding - basic and diluted	220,978,242	206,414,819

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
NET INCOME/(LOSS)	$ 165,269	$ (176,598)

Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of ReadyOp software platform	10,878	65,196
Amortization of ReadyOp customer list	-	8,046
Depreciation expense	602	-
Provision (Recovery) for bad debt	(13,335)	36,000
Income from settlement of accounts payable	-	(253,480)
(Increase) decrease in assets:
Accounts receivable	10,676	(142,296)
Inventory	7,367	(6,048)
Prepaid expenses and other current assets	(15,760)	(14,312)
Due from related party	(13,420)	-
Assets from discontinued operations	9,929	(3,851)
Increase (decrease) in liabilities:
Accounts payable	(11,483)	16,157
Accrued expenses	(79,843)	(6,586)
Deferred revenue	(48,412)	309,842
Customer deposit	(26,756)	14,000
Liabilities from discontinued operations	2,486	84,573
Net Cash Used in Operating Activities	(1,802)	(69,357)

Cash Flows From Investing Activities
Purchase of fixed assets	(9,029)	-
Issuance of note receivable	(25,000)	-
Issuance of note receivable - discontinued operations	-	25,000
Repayment of note receivable - discontinued operations	-	(25,000)
Net Cash Used in Investing Activities	(34,029)	-

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	43,600	43,810
Repayment of installment loan - discontinued operations	(33,151)	(39,964)
Proceeds from notes payable stockholders'	50,000	-
Proceeds from note payable	106,727	-
Repayment of notes payable stockholders	(94,422)	-
Proceeds from loan payable - related party - discontinued operations, net of repayment	11,362	-
Proceeds from issuance of common stock	-	100,000
Dividends paid	-	(7,204)
Net Cash Provided by Financing Activities	84,116	96,642

Net increase in cash	48,285	27,285

Cash at beginning of year	27,698	413

Cash at end of year	$ 75,983	$ 27,698

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 13,930	$ 492
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$ 75,078	$ -
Deconsolidation of Voiceinterop, Inc.	$ 225,316	$ -
Common stock issued for conversion of note payable, accrued interest and accrued dividends - related parties	$ -	$ 94,506
Accrued interest converted into note payable	$ -	$ 10,279

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2018	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	203,899,190	$ 2,039	$ 14,854,301	$ (16,044,512)	$ (1,188,085)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	3,333,334	33	99,967	-	100,000

Common stock issued for conversion of note payable, accrued interest and dividend - related parties	-	-	-	-	-	-	-	-	-	-	3,150,199	32	94,474	-	94,506

Common stock issued for conversion of accrued dividends	-	-	-	-	-	-	-	-	-	-	1,611,912	16	(16)	-	-

Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(7,204)	-	(7,204)

Net loss for the year ended September 30, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	(176,598)	(176,598)

Balance at September 30, 2019	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	211,994,635	$ 2,120	$ 15,041,522	$ (16,221,110)	$ (1,177,381)

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	(120)	-	-

Deconsolidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Net loss for the year ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	165,269	165,269

Balance at September 30, 2020	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$ (16,055,841)	$ (786,796)

The accompanying notes are an integral part of theses consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

NOTE 1 - ORGANIZATION

Cleartronic, Inc. (the "Company") was incorporated in the state of Florida on November 15, 1999. The Company's subsidiaries are VoiceInterop ("VoiceInterop") and ReadyOp Communications, Inc. ("ReadyOp").  On February 14, 2020, VoiceInterop was deconsolidated.

In September 2014, the Company formed ReadyOp Communications, Inc. (a Florida corporation), as a wholly owned subsidiary to facilitate the marketing of ReadyOp software. The Company's only operating subsidiary is ReadyOp Communications, Inc.

In November 2016, the Company cancelled its Licensing Agreement with Collabria LLC of Tampa, Florida ("Collabria") and acquired all of the intellectual property related to Collabria's command and control software, trade-named ReadyOp. In addition the Company acquired Collabria's client list. In exchange for these assets the Company issued Collabria 3,000,000 restricted shares of the Company's Series E Convertible Preferred stock. The Company assumed none of Collabria's liabilities.

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations. On February 14, 2020, the distribution of shares was approved by FINRA and VoiceInterop was deconsolidated from Cleartronic, Inc. (See Note 11).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiaries, ReadyOp Communications, Inc. and VoiceInterop, Inc. All material intercompany transactions and balances have been eliminated. On February 14, 2020, the deconsolidation of VoiceInterop was completed and transactions through that date are recorded as discontinued operations. (See Note 11).

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents at September 30, 2020 and September 30, 2019.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company provided $6,000 and $52,000 allowances for doubtful accounts as of September 30, 2020 and September 30, 2019, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC ("ReadyMed software platform"). In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $600,000. ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor’s offices and health insurance companies and many other segments of the health care industry.  It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their medications. As of the acquisition date, the Company has recorded an estimated historical cost of the ReadyMed software platform based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired. After the preliminary purchase price allocation period, the Company recorded adjustments to assets acquired subsequent to the purchase price allocation period in the period in which the adjustments were determined. Accordingly, the ReadyMed software platform purchased price was adjusted. As of September 30, 2020, the ReadyMed software platform is valued at historical costs of $0.

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years, the amortization expense for the years ended September 30, 2020 and 2019 was $10,878 and $65,196, respectively. As of September 30, 2020, ReadyOp software platform has been fully amortized.

The Collabria customer base was valued at $96,640 to be amortized over two years, amortization expense for the years ended September 30, 2020 and 2019 was $0 and $8,046, respectively. As of September 30, 2019, the Collabria customer base has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. At September 30, 2020 and September 30, 2019, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the years ended September 30, 2020 and 2019, the Company had $152,602 and $207,707, respectively, in research and development costs from continuing operations.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.  As of September 30, 2020 and 2019, respectively, the Company recorded $20,900 in deferred subscriber costs, which is included as a component of prepaid expense.

In transactions in which hardware is sold to a customer, the Company recognizes the revenue when the hardware has been shipped to the customer. The hardware supplied by the Company does not require a related software license and can be operated and fully functional without the Company's software.

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

As of September 30, 2020 and 2019, we had no options and warrants outstanding.

As of September 30, 2020 and 2019, the Company had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2020 and 2019, we had 4,433,375 shares of Series C Convertible Preferred stock outstanding, which are convertible into 22,166,875 shares of common stock.

As of September 30, 2020 and 2019, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of September 30, 2020 and 2019, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of its assets and liabilities under ASC topic 820, "Fair Value Measurements and Disclosures". ASC 820 defines "fair value" as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company's consolidated financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

▪ Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

▪ Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

▪ Level 3: Inputs that are generally observable. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and deferred revenue. The carrying amounts of such financial instruments in the accompanying consolidated balance sheet approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

The Company's fair value hierarchy for intangible assets as of September 30, 2020 and 2019, respectively, was as follows:

	September 30,
	2020	Level 1	Level 2	Level 3
ReadyOp software platform, net of amortization	$-	$-	$-	$-
Total	$-	$-	$-	$-

	September 30,
	2019	Level 1	Level 2	Level 3
ReadyOp software platform, net of amortization	$10,878	$-	$-	$10,878
Total	$10,878	$-	$-	$10,878

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2020 and September 30, 2019, respectively.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 "Compensation – Stock Compensation." ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued. The value of the portion of a stock award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $41,444 and $15,073 during the years ended September 30, 2020 and 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard effective October 1, 2019 which are fully discussed in Note 11.

All other newly issued accounting pronouncements are either immaterial or not applicable.

NOTE 3 - EQUIPMENT

At September 30, 2020 and 2019, property and equipment, net, is as follows:

	September 30, 2020	September 30, 2019
Office Equipment	$9,029	$-
Less: Accumulated Depreciation	(602)	-
Total Property and Equipment, net	$8,427	$-

Depreciation expense for the years ended September 30, 2020 and 2019, was $602 and $0, respectively

NOTE 4 - DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2020 and 2019 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2020, the Company has an adjusted net operating loss carryforward of approximately $14,574,000 that expire through 2040. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits.  Significant components of the Company's net deferred income tax assets at September 30, 2020 and 2019, respectively are as follows:

	2020	2019
Amortization and impairment of license agreement	$-	$424,296
Allowance for doubtful account	9,797	13,177
Net operating loss carryforward	3,693,736	3,735,719
Net deferred income tax asset	3,703,533	4,173,192
Less: valuation allowance	(3,703,533)	(4,173,192)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2020	2019

Federal statutory taxes	$32,798	$(35,046)
State income taxes, net of federal benefit	9,090	(9,713)
Change in tax rate estimates	427,325	-
Less: Valuation allowance, non-deductible items	445	496
Change in valuation allowance	469,658	44,263
	$-0-	$-0-

	2020	2019

Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

Management has determined that it is more likely than not that the Company will not use the NOL carryforward and has a 100% valuation allowance against the deferred asset. The reserve is based on historical experience of the Company's operations as it has not recognized net income in its current incarnation and there is no indication of any events or conditions that would show that trend will not continue due to the Company's current expectation of expense requirements.

NOTE 5 - NOTES RECEVABLE

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020.  The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021 (See note 9).   As of September 30, 2020, interest receivable was $170.

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020.  The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021 (See Note 9). As of September 30, 2020, interest receivable was $239.

NOTE 6 - LIQUIDITY

Cash and cash equivalents increased by $48,285 during the fiscal year ended September 30, 2020, to $75,893. Net cash used in operating activities for the fiscal year ended September 30, 2020, was $1,802 compared to $69,357 for the fiscal year ended September 30, 2019.

At September 30, 2020, our total liabilities were $1,180,128, which included $253,372 in accounts payable, $43,457 in accrued expenses, $48,447 in notes payable stockholders, $106,727 in PPP note payable and $728,125 in deferred revenue. Deferred revenues are comprised of revenues from our annual ReadyOp subscriptions which are recognized over the period of the contract that is typically twelve months.

NOTE 7 - NOTES PAYABLE

Notes payable to Stockholders

As of September 30, 2020 and September 30, 2019, the Company had unsecured notes payable to stockholders totaling $48,447 and $92,869, respectively. One note with a principal balance of $17,588 was due on December 31, 2019. The maturity of the note payable in the amount of $17,588 was extended to August 31, 2020 and was paid in full including $8,002 in accrued interest.

On September 30, 2019, a note holder converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months.  As of September 30, 2020 and September 30, 2019 the balance due was $48,447 and $75,279, respectively.

On June 18, 2019, two note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock at a conversion price of $0.03 per share. (See Note 8 and 9).

Interest expense on the notes payable to stockholders was $9,136 and $11,155 for the years ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Note payable stockholder	$48,447	$92,869
Less: current portion	(48,447)	(53,729)
Long-term note payable	$-	$39,140

Note Payable

On June 10, 2020, the Company, was granted a loan (the "Loan") from Bank of America, N.A., in the aggregate amount of $106,727, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

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

On December 2, 2019, the Company issued a promissory note in the amount of $50,000.  The note bears 6% interest and matured on February 29, 2020.  As of September 30, 2020 the loan balance of $50,000 and interest of $732 was paid in full.

	September 30, 2020	September 30, 2019
Note payable	$106,727	$-
Less: current portion	(18,944)	-
Long-term note payable	$87,783	$-

Future minimum loan payable payments are as follows for the years ended September 30,

2021	$ 18,944
2022	$ 23,158
2023	$ 23,391
2024	$ 23,626
2025	$ 17,608
$ 106,727

NOTE 8 - EQUITY TRANSACTIONS

Common stock issued for cash

In December 2018, the Company sold 3,333,334 shares of common stock to unrelated parties for $100,000 in cash.

Common stock issued for notes payable

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock (See Note 7).

Common stock issued for Ready Med Platform

In October 2019, the Company acquired the software platform from Collabria LLC, a related party. In exchange for these assets the Company issued 12,000,000 shares of Common stock valued at historical costs of $0 (See Note 2).

Preferred Stock Dividends

As of September 30, 2020 and September 30, 2019, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $83,071 and $41,921, respectively.

As discussed above, on June 18, 2019, the shareholder converted $7,204 of accrued dividends into shares of common stock (See Note 9).

On September 20, 2019, the shareholder converted $80,596 of accrued dividends into 1,611,912 shares of common stock (See Note 9).

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

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission ("SEC") regarding a pending S-1 filing. On

May 13, 2019 VoiceInterop filed an S-1 registration statement with the SEC which was approved on November 14, 2019. On February 14, 2020, the Company distributed 17,819,827 shares of VoiceInterop common stock to its shareholders (See Note 11).  The Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $31,532 and $46,192 for the years ended September 30, 2020 and 2019, respectively.

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $0 (See Note 2).

In October 2017, the Company issued two promissory notes to a shareholder and director in the amounts of $15,000 each. The notes bear interest at 8% per annum and mature June 30, 2019.  The note was converted to an installment promissory note on September 30, 2019 (See below and Note 7).

During the year ended September 30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand. As of September 30, 2020 the loan balance of $9,000 was paid in full and $7,262 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020 (See Note 7 and 11).

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note.  The note is due on September 30, 2021 and bears an interest rate of 8%.  The note requires a monthly payment of $3,405 for the next 24 months.  As of September 30, 2020 and September 30, 2019 the balance due was $48,447 and $75,279, respectively (See Note 7).

On June 18, 2019, the note holders converted $65,000 of notes payable, $22,302 of accrued interest and $7,204 of accrued dividends into 3,150,199 shares of common stock (See Note 7 and 8).

On September 20, 2019, the shareholder converted $80,596 of accrued dividends into 1,611,912 shares of common stock (See Note 8).

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020.  The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021 (See Note 5).

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020.  The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021 (See Note 5).

As of September 30, 2020, the Company advanced $13,420 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders.  The amount is included in due from related party on the consolidated balance sheet.   The amount is due on demand and is non-interest bearing.

NOTE 10 -    COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

The Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $4,200, which expired November 2018. Upon the deconsolidation, the Company subleases the office space from VoiceInterop at approximately $1,400 per month which expires on November 30, 2021.

Rent expense incurred during the years ended September 30, 2020 and 2019 was $31,532 and $46,192, respectively.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company's revenue for the years ended September 30, 2020 and 2019.  As of September 30, 2020 two customers accounted for approximately 29% of the Company's total outstanding accounts receivable with each customer representing 18% and 11%, respectively. As of September 30, 2019, no customer accounted for more than 10% of the Company's total outstanding accounts receivable.

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

Under the terms of an employment agreement effective on March 13, 2015, Mr. Reid as CFO receives an annual salary of $96,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.  For the year ended September 30, 2020, the CFO received a onetime bonus of $15,356 as an additional compensation for services performed.

Exclusive Licensing Agreement

On May 5, 2017, the Company entered into an Exclusive Licensing Agreement with Sublicensing Terms (the "Agreement") with the University of Southern Florida Research Foundation, Inc. ("USFRF") relating to an exclusive license of certain patent rights in connection with one of USFRF's U.S. Patent Applications. Both parties recognize that the research and development work provided by the Company was sufficient for USFRF to enter into the Agreement with the Company.

The Agreement is effective April 25, 2017 and continues until the later of the date that no Licensed Patent remains a pending application or an enforceable patent or the date on which the Licensee's obligation to pay royalties expires.

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

As of September 30, 2020, the Company has recorded $2,000 for the minimum royalty for the fiscal year ended 2020.

As of September 30, 2019, the Company has recorded $1,000 for the minimum royalty for the fiscal year ended 2019.

NOTE 11 – DISCONTINUED OPERATIONS

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

The record date of the dividend distribution shall be defined as the first business day following an effective statement from the United States Securities and Exchange Commission ("SEC") regarding a pending S-1 filing. On May 13, 2019 VoiceInterop filed an S-1 registration statement with the SEC.  On November 14, 2019, VoiceInterop, Inc's., S-1 Registration Statement was declared effective by Securities and Exchange Commission.

The Company's history is being reviewed by the Financial Industry Regulatory Authority ("FINRA") and as of the date of this filing the review is not been completed. No dividends can be distributed until that review is completed and approved by FINRA.  On February 14, 2020, the distribution of shares was approved by FINRA and completed and deconsolidation was completed.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the period from October 1, 2019 to February 14, 2020 and for the year ended September 30, 2019.

	For the period from October 1, 2019 to February 14, 2020 (Deconsolidation Date)	For the Year Ended September 30, 2019
Revenue	$ 27,698	$ 87,254
Cost of Revenue	12,383	38,910
Gross Profit	15,315	48,344

Operating Expenses:
Selling expenses	3,862	17,032
Administrative expenses	24,151	71,770
Professional Fees	50,007	66,968
Total Operating Expenses	78,020	155,770

Loss from operations	(62,705)	(107,426)

Other Income (Expense)
Other Income	5,750	23,358
Interest and other expense	(7,981)	(20,479)
Total Other Income (Expense)	(2,231)	2,879

Loss Before Income Taxes	(64,936)	(104,547)
Provision for Income Taxes	-	-
Loss from discontinued operations	$ (64,936)	$ (104,547)

On February 14, 2020, the Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc. and discontinued operations are not presented.

	February 14,	September 30,
	2020	2019
	(Deconsolidation Date)
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

Due to related party

During the year ended September 30, 2020, the Company owed $20,362 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.  As of September 30, 2020, the loan balance of $9,000 was paid in full. The remaining balance of $11,362 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020.

Installment Loan Payable

On December 14, 2018, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $59,751, of this amount $15,491 was recorded as debt issuance cost. The agreement calls for 308 installments of $194 paid over 432 days. The debt issuance cost is amortized over the life of the loan. As of September 30, 2020, the remaining loan balance of $18,429 was paid in full from the note payable dated October 8, 2019.

On October 8, 2019, VoiceInterop entered into a Business Loan Agreement with WebBank whereby VoiceInterop borrowed $56,680, of this amount $13,080 was recorded as debt issuance cost. The debt issuance cost is amortized over the life of the loan. The agreement calls for 308 installments of $184 paid over 432 days. The Company used $18,429 of loan proceeds to pay off the remaining loan balance of WebBank loan dated December 14, 2018. As of February 14, 2020, the loan balance is $31,269, net of debt issuance cost of $10,688. The amount is included in VoiceInterop deconsolidation as of February 14, 2020.

Subscription Agreements between VoiceInterop, Inc. and private investors

During the year ended September 30, 2018, VoiceInterop committed to sell 600,000 shares of its common stock to private investors for $68,000. The shares issuance is contingent upon a spin-off of the Company from Cleartronic, Inc. into a separate company. As of February 14, 2020, the spin-off has been completed and the shares have been issued.

Operating lease asset and liability

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

The new standard also provides practical expedients and certain exemptions for an entity's ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the operating lease asset at inception is deemed immaterial, we will not recognize operating lease asset or lease liability. Those leases are expensed on a straight line basis over the term of the lease.

As of February 14, 2020 the operating lease liabilities of $66,114 and lease assets of $62,226 were included in liabilities from discontinued operations and were deconsolidated.

Future lease commitments are as follows for the years ended September 30:

2021	46,812
2022	7,852
$54,644

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and Report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 18, 2021

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and Report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 18, 2021

/s/Larry M. Reid,

Larry M. Reid, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2020, I, Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2020, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: February 18, 2021

/s/ Michael Moore

Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2020, I, Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2020, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: February 18, 2021

/s/ Larry M. Reid

Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc.

C-4