Form 10-Q
period 2020-12-31
Cleartronic, Inc.
filed 2021-03-19
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 223,994,635 shares as of March 18, 2021.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2020	September 30, 2020
	(unaudited)
Current assets:
Cash	$ 58,441	$ 75,983
Accounts receivable, net	161,215	218,615
Inventory	11,877	12,471
Prepaid expenses and other current assets	53,820	39,416
Note receivable	25,000	25,000
Total current assets	310,353	371,485

Property and Equipment, net	7,976	8,427

Other assets:
Due from related party	14,420	13,420
Total other assets	14,420	13,420
Total assets	$ 332,749	$ 393,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 238,502	$ 253,372
Accrued expenses	48,475	43,457
Deferred revenue, current portion	637,414	693,886
Notes payable stockholders	32,832	48,447
Note payable, current portion	-	18,944
Total current liabilities	957,223	1,058,106

Long Term Liabilities
Note payable, net of current portion	106,727	87,783
Deferred revenue, net of current portion	20,171	34,239
Total long term liabilities	126,898	122,022
Total liabilities	1,084,121	1,180,128

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	45	45
4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,240	2,240
223,994,635 and 223,994,635 shares issued and outstanding, respectively
Additional paid-in capital	15,266,718	15,266,718
Accumulated Deficit	(16,020,417)	(16,055,841)
Total stockholders' deficit	(751,372)	(786,796)
Total liabilities and stockholders' deficit	$ 332,749	$ 393,332

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months ended December 31, 2020	For the Three Months ended December 31, 2019
		(Restated)
Revenue	$ 381,338	$ 427,795
Cost of Revenue	60,334	117,304
Gross Profit	321,004	310,491

Operating Expenses:
Selling expenses	160,859	130,340
Administrative expenses	92,366	85,055
Amortization and depreciation	451	10,878
Research and development	30,789	55,729
Total Operating Expenses	284,465	282,002

Other expense and interest expense	(1,115)	(3,891)
Total Other Expense	(1,115)	(3,891)

Income from continuing operations before income taxes	35,424	24,598

Provision for income taxes from continuing operations	-	-

Income from continuing operations	35,424	24,598

Discontinued operations
(Loss) from discontinued operations	-	(23,426)

Provision for Income taxes from discontinued operations	-	-
(Loss) from discontinued operations	-	(23,426)

Net Income	35,424	1,172

Preferred stock dividends Series A Preferred	(10,346)	(10,344)

Net income/(loss) attributable to common stockholders	$ 25,078	$ (9,172)

Net income/(loss) per share - basic and diluted
Income from Continuing Operations	0.00	0.00
Net income/(loss) from discontinued operations	0.00	(0.00)
Net income/(loss) per common share - basic and diluted	0.00	(0.00)

Weighted Average of number of shares outstanding- basic and diluted	223,994,635	211,994,635

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	For three months	For three months
	ended	ended
	December 31, 2020	December 31, 2019
		(Restated)
NET INCOME	$ 35,424	$ 1,172

Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of ReadyOp software platform	-	10,878
Depreciation expense	451	-
Provision (Recovery) for bad debt	16,500	(13,335)
(Increase) decrease in assets:
Accounts receivable	40,900	56,391
Inventory	594	(69,213)
Prepaid expenses and other current assets	(14,404)	23,656
Due from related party	(1,000)	-
Assets from discontinued operations	-	9,234
Increase (decrease) in liabilities:
Accounts payable	(14,870)	35,946
Accrued expenses	5,018	15,317
Deferred revenue	(70,540)	(161,184)
Liabilities from discontinued operations	-	(11,575)
Net Cash Used in Operating Activities	(1,927)	(102,713)

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	-	43,600
Repayment of installment loan - discontinued operations	-	(30,277)
Proceeds from notes payable stockholders`	-	50,000
Repayment of notes payable stockholders	(15,615)	(5,826)
Proceeds from loan payable - related party	-	9,000
Proceeds from loan payable - related party - discontinued operations	-	7,262
Cash overdraft	-	1,580
Net Cash ( Used in) / Provided by Financing Activities	(15,615)	75,339

Net decrease in cash	(17,542)	(27,374)

Cash at beginning of period	75,983	27,698

Cash at end of period	$ 58,441	$ 324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,498	$ 1,742
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$ -	$ 75,078

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2020	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$15,266,718	$ (16,055,841)	$ (786,796)

Net income for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	35,424	35,424

Balance at December 31, 2020 (Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$15,266,718	$ (16,020,417)	$ (751,372)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2019	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	211,994,635	$ 2,120	$ 15,041,522	$ (16,221,110)	$ (1,177,381)

Net income for the three months ended December 31 ,2019	-	-	-	-	-	-	-	-	-	-	-	-	-	1,172	1,172

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	(120)	-	-

Balance at December 31, 2019 (Restated and Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,041,402	$ (16,219,938)	$ (1,176,209)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

NOTE 1   - ORGANIZATION

Cleartronic, Inc. (the "Company") was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company's wholly owned subsidiary, ReadyOp Communications, Inc. ("ReadyOp"), a Florida corporation incorporated on September 15, 2014.   ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed ™ platform and the AudioMate IP gateways discussed below.

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission.  On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations. On February 14, 2020, the distribution of shares was approved by FINRA and VoiceInterop was deconsolidated from Cleartronic, Inc. (See Note 9).

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

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiary, ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated. On February 14, 2020, the deconsolidation of VoiceInterop was completed and transactions through that date are recorded as discontinued operations (See Note 9).

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2021.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on December 31, 2020 and September 30, 2020.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.   When a client is invoiced, the amount is recorded as an asset in Accounts Receivable and as Deferred Revenue in Current Liabilities.  When payment is received the amount is moved to Cash on the balance sheet.  The amount listed as Deferred Revenue is amortized monthly over the license period.

The Company provided $22,500 and $6,000 allowances for doubtful accounts as of December 31, 2020 and September 30, 2020, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $600,000.  ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor's offices and health insurance companies and many other segments of the health care industry.  It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their medications. As of the acquisition date, the Company has recorded an estimated historical cost of the ReadyMed software platform based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired. After the preliminary purchase price allocation period, the Company recorded adjustments to assets acquired subsequent to the purchase price allocation period in the period in which the adjustments were determined. Accordingly, the ReadyMed software platform purchased price was adjusted. As of December 31, 2020 and September 30, 2020, the ReadyMed software platform is valued at historical costs of $0 (See Notes 6 and 7).

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years.  The amortization expense for the three months ended December 31, 2020 and 2019 was $0 and $10,878, respectively. As of December 31, 2020 and September 30, 2020, ReadyOp software platform has been fully amortized.

CONCENTRATION OF CREDIT RISK.

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of December 31, 2020 and September 30, 2020, the Company had no cash balances in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the three months ended December 31, 2020 and 2019, the Company had $30,789 and $55,729, respectively, in research and development costs from continuing operations.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.  As of December 31, 2020 and September 30, 2020, respectively, the Company recorded $19,920 and $20,900, respectively, in deferred subscriber costs, which is included as a component of prepaid expense.

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

As of December 31, 2020 and 2019, we had no options and warrants outstanding.

As of December 31, 2020 and 2019, the Company had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2020 and 2019, we had 4,433,375 shares of Series C Convertible Preferred stock outstanding, which are convertible into 22,166,875 shares of common stock.

As of December 31, 2020 and 2019, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2020 and 2019, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2020 and September 30, 2020, respectively.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for stock-based instruments issued for services in accordance with ASC 718 "Compensation – Stock Compensation." ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued. The value of the portion of a stock award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,532 and $5,378 during the three months ended December 31, 2020 and 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

NOTE 3   - EQUIPMENT

At December 31, 2020 and September 30, 2020, property and equipment, net, is as follows:

	December 31, 2020 (Unaudited)	September 30, 2020
Office Equipment	$9,029	$9,029
Less: Accumulated Depreciation	(1,053)	(602)
Total Property and Equipment, net	$7,976	$8,427

Depreciation expense for the three months ended December 31, 2020 and 2019, was $451 and $0, respectively

NOTE 4 - NOTES RECEVABLE

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021 (See Note 7). As of December 31, 2020, interest receivable was $324.

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021 (See Note 7). As of December 31, 2020, interest receivable was $468.

NOTE 5 - NOTES PAYABLE

Notes payable to Stockholders

As of December 31, 2020 and September 30, 2020, the Company had unsecured notes payable to stockholders totaling $32,832 and $48,447, respectively. One note with a principal balance of $17,588 was due on December 31, 2019. The maturity of the note payable in the amount of $17,588 was extended to August 31, 2020 and was paid in full including $8,002 in accrued interest.

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of a note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months.  As of December 31, 2020 and September 30, 2020 the balance due was $32,832 and $48,447, respectively.

Interest expense on the notes payable to stockholders was $1,498 and $2,149 for the three months ended December 31, 2020 and 2019, respectively.

	December 31, 2020 (Unaudited)	September 30, 2020
Note payable stockholder	$32,832	$48,447
Less: current portion	(32,832)	(48,447)
Long-term note payable	$-	$-

During the year ended September 30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand. As of September 30, 2020, the loan balance of $9,000 was paid in full and $7,262 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020 (See Notes 7 and 9).

Note Payable – PPP Loan

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

	December 31, 2020 (Unaudited)	September 30, 2020
Note payable (PPP Loan)	$106,727	$106,727
Less: current portion	-	(18,944)
Long-term note payable	$106,727	$87,783

Note Payable

On December 2, 2019, the Company issued a promissory note in the amount of $50,000.  The loan balance of $50,000 and interest of $732 was paid in full at maturity on February 29, 2020.

NOTE 6 - EQUITY TRANSACTIONS

Common stock issued for Ready Med Platform

In October 2019, the Company acquired the software platform from Collabria LLC, a related party. In exchange for these assets the Company issued 12,000,000 shares of Common stock valued at the historical cost of the asset of $0 (See Notes 2 and 7).

Preferred Stock Dividends

As of December 31, 2020 and September 30, 2020, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $93,417 and $83,071, respectively.

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

On May 13, 2019 VoiceInterop filed an S-1 registration statement with the SEC which was approved on November 14, 2019. On February 14, 2020, the Company distributed 17,819,827 shares of VoiceInterop common stock to its shareholders (See Note 9).  The Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $4,473 and $4,200 for the three months ended December 31, 2020 and 2019, respectively (See Note 8).

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at $0 (See Notes 2 and 6).

During the year ended September30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations. The loan is non-interest bearing and payable on demand. As of September 30, 2020, the loan balance of $9,000 was paid in full and $7,262 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020 (See Notes 5 and 9).

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note. The note is due on September 30, 2021 and bears an interest rate of 8%. The note requires a monthly payment of $3,405 for the next 24 months.  As December 31, 2020 and September 30, 2020, the balance due was $32,832 and $48,447, respectively (See Note 5).

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021 (See Note 4).

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021 (See Note 4).

As of December 31, 2020, the Company advanced $14,420 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet.   The amount is due on demand and is non-interest bearing.

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

Rent expense incurred during the three months ended December 31, 2020 and 2019 was $4,473 and $4,200, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended December 31, 2020, one customer accounted for 11% of the Company's revenues. No customer accounted for more than 10% of the Company's revenue for the three months ended December 31, 2019. As of December 31, 2020, two customers accounted for approximately 31% of the Company's total outstanding accounts receivable with each customer representing 16% and 15%, respectively. As of September 30, 2020, two customers accounted for approximately 29% of the Company's total outstanding accounts receivable with each customer representing 18% and 11%, respectively.

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

On April 23, 2018, the board of Directors declared a stock dividend for certain shareholders of the Company. The Company distributed to its shareholders owning Common Stock and Series C and D Preferred stock an aggregate of 17,819,827 shares of shares of Common Stock of VoiceInterop. Each common shareholder received .075 shares of VoiceInterop common stock for each one (1) share of Cleartronic stock held by the shareholder, and each shareholder of Series C and D Preferred stock received 0.375 shares of VoiceInterop common stock for each one (1) share of Series C or Series D Preferred stock held by the shareholder.

On November 14, 2019, VoiceInterop, Inc.'s, S-1 Registration Statement was declared effective by Securities and Exchange Commission. On February 14, 2020, the distribution of shares was approved by FINRA and completed and deconsolidation was completed. The Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc. and discontinued operations are not presented.

The following table illustrates the reporting of the discontinued operations included in the Condensed Consolidated Unaudited Statements of Operations for the three months ended December 31, 2019.

For the Three Months Ended December 31, 2019 (Unaudited)
Revenue	$ 13,143
Cost of Revenue	1,750
Gross Profit	11,393

Operating Expenses:
Selling expenses	783
Administrative expenses	20,947
Professional Fees	8,558
Total Operating Expenses	30,288

Loss from operations	(18,895)

Other Income (Expense)
Other Income	3,450
Interest and other expense	(7,981)
Total Other Income (Expense)	(4,531)

Loss Before Income Taxes	(23,426)
Provision for Income Taxes	-
Loss from discontinued operations	$ (23,426)

Loan Payable - related party

During the years ended September 30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.  As of September 30, 2020, the loan balance of $9,000 was paid in full and $7,626 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020.

Operating lease asset and liability

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $4,473 and $4,200 for the three months ended December 31, 2020 and 2019, respectively.

As of February 14, 2020, the operating lease liabilities of $66,114 and lease assets of $62,226 were included in liabilities from discontinued operations and were deconsolidated.

NOTE 10 - RESTATEMENT

The Company is restating its Condensed Consolidated Unaudited Statement of Operations, Condensed Consolidated Unaudited Statement of Cash Flow, and Condensed Consolidated Unaudited Statement of Changes in Stockholders' Deficit for the three months ended December 31, 2019. The restatement shows the previously filed financial statements, the restatement adjustments and as restated columns for the Condensed Consolidated Unaudited Statement of Operations, Condensed Consolidated Unaudited Statement of Cash Flow, and Condensed Consolidated Unaudited Statement of Changes in Stockholders' Deficit for the three months ended December 31, 2019. The restatement of our financial statements in this Form 10-Q reflects the correction of certain identified errors related to the valuation of ReadyMed software platform acquired in October 2019.

The table below present the impact of the restatement in the Company's condensed consolidated unaudited financial statements:

	December 31, 2019 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Operations
Amortization and depreciation	$49,234	$(38,356)	$10,878
Total Operating Expense	$320,358	$(38,356)	$282,002
Income/(Loss) from continuing operations before income taxes	$(13,758)	$38,356	$24,598
Net Income/(Loss)	$(37,184)	$38,356	$1,172
Net Income/(Loss) attributable to common stockholders	$(47,528)	$38,356	$(9,172)

Income/(Loss) from continuing operations	$(0.00)	$0.00	$0.00
Income/(Loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)

	December 31, 2019 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Changes in Stockholders' Equity
Additional Paid in Capital	$15,641,402	$(600,000)	$15,041,402
Accumulated Deficit	$(16,258,294)	$38,356	$(16,219,938)
Total Stockholders' Deficit	$(614,565)	$(561,644)	$(1,176,209)
Total Liabilities and Stockholders' Deficit	$893,899	$(561,644)	$332,255

	December 31, 2019 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Cash Flow
Net Income/(Loss)	$(37,184)	$38,356	$1,172
Amortization of ReadyMed software platform	$38,356	$(38,356)	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for ReadyMed platform	$600,000	$(600,000)	$-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis contains certain "forward-looking statements," including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives, and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this prospectus should not be regarded as a representation that our objectives or plans will be achieved. In light of the risks and uncertainties, there can be no assurance that actual results, performance, or achievements will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Overview

Cleartronic, Inc. (the "Company") was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company's wholly owned subsidiary, ReadyOp Communications, Inc. ("ReadyOp"), a Florida corporation incorporated on September 15, 2014.ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed™ platform and the AudioMate IP gateways discussed below.

ReadyOp is a proprietary, innovative web-based planning, communications and operations platform for efficiently and effectively planning, managing, communicating, and directing operations and emergency response. ReadyOp is used by local, state and federal government agencies, corporations, school districts, utilities, hospitals and others to manage and report daily operations as well as the ability to handle incidents and emergency situations. ReadyOp is offered as a software as a service (SAAS) program on an annual contract basis although an increasing number of clients have requested multi-year agreements.

In March 2018, the Company approved the spin-off of VoiceInterop, Inc. ("Voiceinterop"), one of the Company's wholly-owned subsidiaries, into a separate company under a Form S-1 registration filed with the United States Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations.

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium and long-term care. Additionally, the platform provides secure communications capabilities and record keeping to track the healing process of patients,record their recovery and monitor their medications. ReadyMed has proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019.

Revenue

Revenues decreased 11% to $381,338 for the three months ended December 31, 2020 as compared to $427,795 for the three months ended December 31, 2019. The primary reason for the decrease in revenue was a decline in sales of ReadyOp hardware products from $56,080 in 2019 to $11,598 in 2020. Subscriptions to the ReadyOp platform increased from $329,684 in 2019 to $367,340 in 2020, or approximately 11%. Consulting fees and related income decreased from $42,031 in 2019 to $2,400 in 2020 due to less training activity in the three months ended December 31, 2020.

Cost of Revenue

Cost of revenues was $60,334 for the three months ended December 31, 2020 as compared to $117,304 for the three months ended December 31, 2019. Gross profits were $321,004 and $310,491 for the three months ended December 31, 2020 and December 31, 2019, respectively. Gross margins increased from73% for the three months ended December 31, 2019 to 84% for the three months ended December 31, 2020. The increase in gross profit margins was primarily due to higher margins associated with sales of subscriptions to the ReadyOp platform.

Operating Expenses

Operating expenses increased 1% to approximately $284,465 for the three months ended December 31, 2020 compared to $282,002 for the three months ended December 31, 2019.The increase was primarily due to an increase in selling and administrative expense offset by a decrease in research and development expense and amortization expense. For the three months ended December 31, 2020, selling expenses were $160,859 compared to $130,340 for the three months ended December 31, 2019. This increase was primarily due to increased bad debt and commission expenses offset by a decrease in travel expense.  General and administrative expenses increased by $7,311 or approximately 9% as a result of increase in insurance expense and SEC filings related fees and slightly offset by a decrease in legal fees and other general business expenses. Amortization and depreciation expense decreased by 95% from $10,878 for the three months ended December 31, 2019 to $451 for the three months ended December 31, 2020 due to the ReadyOp software platform that was fully amortized in the prior year.  Research and development expenses were $55,729 for the three months ended December 31, 2019 as compared to $30,789 for the three months ended December 31, 2020. The decrease was primarily due to lower expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Income from Continuing Operations

The Company's income from operations was $35,424 during the three months ended December 31, 2020 as compared to $24,598 for the three months ended December 31, 2019. The increase was due to the increase in gross profit from $310,491 to $321,004 in the three months ended December 31, 2019 and 2020, respectively and a decrease in amortization and depreciation expense from $10,878 to $451 in the three months ended December 31, 2019 and 2020, respectively.

Income (Loss) from Discontinued Operations

There was no income from discontinued operations during the three months ended December 31, 2020 compared to a loss of $23,426 for the three months ended December 31, 2019. The primary reason for the decrease was the deconsolidation of VoiceInterop from the Company in February 2020.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders was $25,078 for the three months ended December 31, 2020 as compared to a net loss of $ 9,172 for the three months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2020, net cash used in operations of $1,927 was the result of a net income of $35,424, provision of bad debt of $16,500, a decrease in accounts receivable of $40,900, and a decrease in inventory of $594. These were offset by an increase in prepaid expenses of $14,404, a decrease of accounts payable of $14,870, and a decrease in deferred revenue of $70,540.

For the three months ended December 31, 2019, net cash used in operations of $102,713 was the result of a net income of $1,172, amortization expense of $10,878, decrease in accounts receivable of $56,391 offset by a recovery of bad debt of $13,335, a decrease in prepaid expenses of $23,656, an increase of accounts payable of $35,946, an increase in accrued expenses of $15,317. These were offset by an increase in inventory by $69,213 and a decrease in deferred revenue of $161,184.

Net cash used in financing activities was $15,615 for the three months ended December 31, 2020 which was a repayment of a stockholder note payable of $15,615. Net cash provided by financing activities was $75,339 for the three months December 31, 2019, which was attributable to proceeds from notes payable stockholders and repayment of notes payable to stockholders.

Critical Accounting Estimates

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the CEO and CFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)

31.1	Section 302 Certification by the Corporation's Principal Executive Officer *
31.2	Section 302 Certification by the Corporation's Principal Financial Officer *
32.1	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer *
101	XBRL Interactive Exhibit Tables*
Filed herewith.*

(1)	Filed as an exhibit to the registrant's registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
(2)	Filed as an exhibit to Amendment No. 6 to the registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on May 28, 2008, and hereby incorporated by reference
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

March 19, 2021

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Board of Directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 19, 2021

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Board of Directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 19, 2021

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 19, 2021

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer

.-23-.