Form 10-Q
period 2021-03-31
Cleartronic, Inc.
filed 2021-05-17
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 226,602,935 shares as of May 15, 2021.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2021	September 30, 2020
	(Unaudited)
Current assets:
Cash	$ 105,190	$ 75,983
Accounts receivable, net	156,100	218,615
Inventory	6,985	12,471
Prepaid expenses and other current assets	50,630	39,416
Note receivable	25,000	25,000
Total current assets	343,905	371,485

Property and Equipment, net	7,525	8,427

Other assets:
Due from related party	16,495	13,420
Total other assets	16,495	13,420
Total assets	$ 367,925	$ 393,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 231,790	$ 253,372
Accrued expenses	-	43,457
Deferred revenue, current portion	703,055	693,886
Notes payable stockholders	-	48,447
Note payable, current portion	-	18,944
Total current liabilities	934,845	1,058,106

Long Term Liabilities
Note payable, net of current portion	106,727	87,783
Deferred revenue, net of current portion	6,603	34,239
Total long term liabilities	113,330	122,022
Total liabilities	1,048,175	1,180,128

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	40	45
3,911,715 and 4,433,375 shares issued and outstanding, respectively
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,266	2,240
226,602,935 and 223,994,635 shares issued and outstanding, respectively
Additional paid-in capital	15,266,697	15,266,718
Accumulated Deficit	(15,949,295)	(16,055,841)
Total stockholders' deficit	(680,250)	(786,796)
Total liabilities and stockholders' deficit	$ 367,925	$ 393,332

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31, 2021	For the Three Months ended March 31, 2020	For the Six Months ended March 31, 2021	For the Six Months ended March 31, 2020
		(Restated)		(Restated)
Revenue	$ 422,722	$ 516,107	$ 804,060	$ 943,902
Cost of Revenue	73,469	132,118	133,803	249,422
Gross Profit	349,253	383,989	670,257	694,480

Operating Expenses:
Selling expenses	109,272	141,931	270,131	272,271
Administrative expenses	128,717	115,793	221,083	200,848
Amortization and depreciation	451	-	902	10,878
Research and development	39,538	31,072	70,327	86,801
Total Operating Expenses	277,978	288,796	562,443	570,798

Other expense and interest expense	(153)	(1,194)	(1,268)	(5,085)
Total Other Expense	(153)	(1,194)	(1,268)	(5,085)

Income from continuing operations before income taxes	71,122	93,999	106,546	118,597

Provision for income taxes from continuing operations	-	-	-	-

Income from continuing operations	71,122	93,999	106,546	118,597

Discontinued operations
Loss from discontinued operations	-	(41,510)	-	(64,936)

Provision for Income taxes from discontinued operations	-	-	-	-
Loss from discontinued operations	-	(41,510)	-	(64,936)

Net Income	71,122	52,489	106,546	53,661

Preferred stock dividends Series A Preferred	(10,119)	(10,231)	(20,465)	(20,575)

Net income attributable to common stockholders	$ 61,003	$ 42,258	$ 86,081	$ 33,086

Net income per share - basic and diluted
Income from Continuing Operations	0.00	0.00	0.00	0.00
Loss from discontinued operations	-	(0.00)	-	(0.00)
Net income per common share - basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average of number of shares outstanding
basic and diluted	224,195,273	223,994,635	224,195,273	222,355,291

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For six months	For six months
	ended	ended
	March 31, 2021	March 31, 2020
		(Restated)
NET INCOME	$ 106,546	$ 53,661
Cash Flows from Operating Activities
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ReadyOp software platform	-	10,878
Depreciation expense	902	-
Provision (Recovery) for bad debt	5,000	(13,335)
(Increase) decrease in assets:
Accounts receivable	57,515	116,201
Inventory	5,486	4,732
Prepaid expenses and other current assets	(14,289)	23,656
Assets from discontinued operations	-	9,929
Increase (decrease) in liabilities:
Accounts payable	(21,582)	(47,216)
Accrued expenses	(43,457)	(55,471)
Deferred revenue	(18,467)	(30,382)
Liabilities from discontinued operations	-	2,486
Net Cash Provided By Operating Activities	77,654	75,139

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	-	43,600
Repayment of installment loan - discontinued operations	-	(33,151)
Proceeds from notes payable	-	50,000
Repayment of notes payable	-	(50,000)
Repayment of notes payable stockholders	(48,447)	(14,709)
Proceeds from loan payable - related party - discontinued operations	-	11,362
Net Cash (Used in)/Provided by Financing Activities	(48,447)	7,102

Net increase in cash	29,207	82,241

Cash at beginning of period	75,983	27,698

Cash at end of period	$ 105,190	$ 109,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,754	$ 4,433
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$ -	$ 75,078
Deconsolidation of Voiceinterop, Inc.	$ -	$ 225,316

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021
(Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2020	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$(16,055,841)	$ (786,796)

Series C Convertible Preferred shares exchanged for common shares	-	-	-	-	(521,660)	(5)	-	-	-	-	2,608,300	26	(21)	-	-

Net income for the six months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	106,546	106,546
Balance at March 31, 2021 (Unaudited)	512,996	$ 5	-	-	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$ 15,266,697	$(15,949,295)	$ (680,250)

Balance at December 31, 2020 (Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$(16,020,417)	$ (751,372)

Series C Convertible Preferred shares exchanged for common shares	-	-	-	-	(521,660)	(5)	-	-	-	-	2,608,300	26	(21)	-	-

Net income for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	71,122	71,122
Balance at March 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$15,266,697	$ (15,949,295)	$ (680,250)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020
(Restated and Unaudited)
													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2019	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	211,994,635	$ 2,120	$15,041,522	$ (16,221,110)	$ (1,177,381)

Net loss for six months ended March 31 ,2020	-	-	-	-	-	-	-	-	-	-	-	-	-	53,661	53,661

Deconsolidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	(120)	-	-

Balance at March 31, 2020 (Restated and Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$15,266,718	$(16,167,449)	$ (898,404)

Balance at December 31, 2019 (Restated and Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$15,041,402	$ (16,219,938)	$ (1,176,209)

Deconsolidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Net income for three months ended March 31 ,2020	-	-	-	-	-	-	-	-	-	-	-	-	-	52,489	52,489

Balance at March 31, 2020 (Restated and Unaudited)	512,996	$ 5	-	-	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$15,266,718	$(16,167,449)	$ (898,404)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2021.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on March 31, 2021 and September 30, 2020.

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

The Company provided $11,000 and $6,000 allowances for doubtful accounts as of March 31, 2021 and September 30, 2020, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $600,000.  ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor's offices and health insurance companies and many other segments of the health care industry.  It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their medications. As of the acquisition date, the Company has recorded an estimated historical cost of the ReadyMed software platform based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired. After the preliminary purchase price allocation period, the Company recorded adjustments to assets acquired subsequent to the purchase price allocation period in the period in which the adjustments were determined. Accordingly, the ReadyMed software platform purchased price was adjusted. As of March 31, 2021 and September 30, 2020, the ReadyMed software platform is valued at historical costs of $0 (See Notes 6 and 7).

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years.  The amortization expense for the six months ended March 31, 2021 and 2020 was $0 and $10,878, respectively. As of March 31, 2021 and September 30, 2020, ReadyOp software platform has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of March 31, 2021 and September 30, 2020, the Company had no cash balances in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.  For the six months ended March 31, 2021 and 2020, the Company had $70,327 and $86,801, respectively, in research and development costs from continuing operations. For the three months ended March 31, 2021 and 2020, the Company had $39,538 and $31,072, respectively, in research and development costs from continuing operations.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period.  As of March 31, 2021 and September 30, 2020, respectively, the Company recorded $9,100 and $20,900, respectively, in deferred subscriber costs, which is included as a component of prepaid expense.

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

As of March 31, 2021 and 2020, we had no options and warrants outstanding.

As of March 31, 2021 and 2020, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2021 and 2020, we had 3,911,715 and 4,433,375 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 19,558,575 and 22,166,875 shares of common stock, respectively.

As of March 31, 2021 and 2020, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2021 and 2020, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items.  The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2021 and September 30, 2020, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $8,706 and $14,816 during the six months ended March 31, 2021 and 2020, respectively, and $5,174 and $20,194 during the three months ended March 31, 2021 and 2020, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

NOTE 3   - PROPERTY AND EQUIPMENT

At March 31, 2021 and September 30, 2020, property and equipment, net, is as follows:

	March 31, 2021 (Unaudited)	September 30, 2020
Office Equipment	$9,029	$9,029
Less: Accumulated Depreciation	(1,504)	(602)
Total Property and Equipment, net	$7,525	$8,427

Depreciation expense for the three months ended March 31, 2021 and 2020, was $451 and $0, respectively.

Depreciation expense for the six months ended March 31, 2021 and 2020, was $902 and $0, respectively

NOTE 4 - NOTES RECEVABLE

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021 (See Note 7). As of March 31, 2021, interest receivable was $480.   The note is currently in default.

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021 (See Note 7). As of March 31, 2021, interest receivable was $702.  The note is currently in default.

NOTE 5 - NOTES PAYABLE

Notes payable to Stockholders

As of March 31, 2021 and September 30, 2020, the Company had unsecured notes payable to stockholders totaling $0 and $48,447, respectively. One note with a principal balance of $17,588 was due on December 31, 2019. The maturity of the note payable in the amount of $17,588 was extended to August 31, 2020 and was paid in full including $8,002 in accrued interest.

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of a note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279.  The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months.  As of March 31, 2021 and September 30, 2020 the balance due was $0 and $48,447, respectively.  As of March 31, 2021, the note balance was paid in full.

Interest expense on the notes payable to stockholders was $542 and $2,936 for the three months ended March 31, 2021 and 2020, respectively.

Interest expense on the notes payable to stockholders was $2,040 and $5,085 for the six months ended March 31, 2021 and 2020, respectively.

	March 31, 2021 (Unaudited)	September 30, 2020
Note payable stockholder	$-	$48,447
Less: current portion	-	(48,447)
Long-term note payable	$-	$-

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

	March 31, 2021 (Unaudited)	September 30, 2020
Note payable (PPP Loan)	$106,727	$106,727
Less: current portion	-	(18,944)
Long-term note payable	$106,727	$87,783

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

Preferred Stock Dividends

As of March 31, 2021 and September 30, 2020, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $103,532 and $83,071, respectively.

Common stock issued for  Conversion of C Preferred

On March 17, 2021, the  holders of Series C preferred stock,  converted 521,660 shares of Series C Preferred Stock into 2,608,300 shares of Common Stock.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.  Rent expense during the three months ended March 31, 2021 and March 31, 2020 was $4,482, and $4,291, respectively.  Rent expense incurred during the six months ended March 31, 2021 and 2020 was $8,955 and $8,491, respectively (See Note 8).

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

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note. The note is due on September 30, 2021 and bears an interest rate of 8%. The note requires a monthly payment of $3,405 for the next 24 months.  As March 31, 2021 and September 30, 2020, the balance due was $0 and $48,447, respectively.  As of March 31, 2021, the note balance was paid in full (See Note 5).

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to March 31, 2021 (See Note 4).  The note is currently in default.

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to March 31, 2021 (See Note 4).  The note is currently in default.

As of March 31, 2021, the Company advanced $16,495 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet.   The amount is due on demand and is non-interest bearing.

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

Rent expense incurred during the three months ended March 31, 2021 and 2020 was $4,482 and $4,291, respectively.

Rent expense incurred during the six months ended March 31, 2021 and 2020 was $8,955 and $8,491, respectively.

Revenue and Accounts Receivable Concentration

One customer accounted for more than 10% of the Company’s revenue for the six months ended March 31, 2021. No customer accounted for more than 10% of the Company's revenue for the six months ended March 31, 2020. As of March 31, 2021, one customer accounted for approximately 20% of the Company's total outstanding accounts receivable.  As of September 30, 2020, two customers accounted for approximately 29% of the Company's total outstanding accounts receivable with each customer representing 18% and 11%, respectively.

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

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the period from January 1, 2020 to February 14, 2020.

For the period
From January 1, 2020
to
February 14, 2020
(Unaudited)

Revenue	$ 14,555
Cost of Revenue	10,633
Gross Profit	3,922

Operating Expenses:
Selling expenses	3,079
Administrative expenses	3,204
Professional Fees	41,449
Total Operating Expenses	47,732

Loss from operations	(43,810)

Other Income (Expense)
Other Income	2,300
Interest and other expense	-
Total Other Income (Expense)	2,300

Loss Before Income Taxes	(41,510)
Provision for Income Taxes	-
Loss from discontinued operations	$ (41,510)

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the period from October 1, 2019 to February 14, 2020.

For the period from
October 1, 2019 to
February 14, 2020
(Unaudited)

Revenue	$ 27,698
Cost of Revenue	12,383
Gross Profit	15,315

Operating Expenses:
Selling expenses	3,862
Administrative expenses	24,151
Professional Fees	50,007
Total Operating Expenses	78,020

Loss from operations	(62,705)

Other Income (Expense)
Other Income	5,750
Interest and other expense	(7,981)
Total Other Income (Expense)	(2,231)

Loss Before Income Taxes	(64,936)
Provision for Income Taxes	-
Loss from discontinued operations	$ (64,936)

On February 14, 2020, the Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc. and discontinued operations are not presented.

February 14,
2020
(Unaudited)
Current assets:
Cash	$ 2,279
Accounts Receivable	4,780
Operating lease asset, net	62,226

Total Assets from discontinued operations	$ 69,285

Current liabilities:
Accounts payable and accrued expenses	$ 92,236
Operating lease liability, current	33,941
Deferred revenue, current portion	17,357
Deferred rent, current portion	-
Installment loan, net, current portion	31,269
Due to related parties	11,362
Due to unrelated parties	68,000
Total Current liabilities from discontinued operations	254,165

Long Term Liabilities
Deferred revenue, net of current	8,263
Deferred rent, long term portion	-
Operating lease liability, net of current	32,173
Deferred revenue, current portion	-
Total Long term liabilities from discontinued operations	40,436

Total Liabilities from discontinued operations	$ 294,601

Loan Payable - related party

During the year ended September 30, 2020, the Company owed $16,262 to two officers, of which $7,262 is included in liabilities from discontinued operations.  The loan is non-interest bearing and payable on demand.  As of September 30, 2020, the loan balance of $9,000 was paid in full and $7,626 included in liabilities from discontinued operations was deconsolidated as of February 14, 2020.

Operating lease asset and liability

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders.  On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $8,955 and $22,154 for the six months ended March 31, 2021 and 2020, respectively.

As of February 14, 2020, the operating lease liabilities of $66,114 and lease assets of $62,226 were included in liabilities from discontinued operations and were deconsolidated.

NOTE 10 - RESTATEMENT

The Company is restating its Condensed Consolidated Unaudited Statement of Operations, Condensed Consolidated Unaudited Statement of Cash Flow, and Condensed Consolidated Unaudited Statement of Changes in Stockholders' Deficit for the three  and six months ended  March 31, 2020. The restatement shows the previously filed financial statements, the restatement adjustments and as restated columns for the Condensed Consolidated Unaudited Statement of Operations, Condensed Consolidated Unaudited Statement of Cash Flow, and Condensed Consolidated Unaudited Statement of Changes in Stockholders' Deficit for the three and six months ended March 31, 2020. The restatement of our financial statements in this Form 10-Q reflects the correction of certain identified errors related to the valuation of ReadyMed software platform acquired in October 2019.

The table below present the impact of the restatement in the Company's condensed consolidated unaudited financial statements:

	For the Three Months ended March 31, 2020 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Operations
Amortization and depreciation	$46,676	$(46,676)	$-
Total Operating Expense	$335,472	$(46,676)	$288,796
Income/(Loss) from continuing operations before income taxes	$47,323	$46,676	$93,999
Net Income/(Loss)	$5,813	$46,676	$52,489
Net Income/(Loss) attributable to common stockholders	$(4,418)	$46,676	$42,258

Net Income/(Loss) per share – basic and diluted
Income/(Loss) from continuing operations	$0.00	$0.00	$0.00
Income/(Loss) per common share - basic and diluted	$(0.00)	$0.00	$0.00

	For the Six Months ended March 31, 2020 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Operations
Amortization and depreciation	$95,910	$(85,032)	$10,878
Total Operating Expense	$655,830	$(85,032)	$570,798
Income from continuing operations before income taxes	$33,565	$85,032	$118,597
Net Income/(Loss)	$(31,371)	$85,032	$53,661
Net Income/(Loss) attributable to common stockholders	$(51,946)	$85,032	$33,086

Net Income/(Loss) per share – basic and diluted
Income/(Loss) from continuing operations	$(0.00)	$0.00	$0.00
Income/(Loss) per common share - basic and diluted	$(0.00)	$0.00	$0.00

	March 31, 2020 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Changes in Stockholders’ Deficit
Additional Paid in Capital	$15,866,718	$(600,000)	$15,266,718
Accumulated Deficit	$(16,252,481)	$85,032	$(16,167,449)
Total Stockholders’ Deficit	$(383,436)	$(514,968)	$(898,404)
Total Liabilities and Stockholders’ Deficit	$753,103	$(514,968)	$238,135

	March 31, 2020 (Unaudited)
	As previously	Adjustment	As Restated
	reported
Statement of Cash Flow
Net Income/(Loss)	$(31,371)	$85,032	$53,661
Amortization of ReadyMed software platform	$85,032	$(85,032)	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for ReadyMed platform	$600,000	$(600,000)	$-

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

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium and long-term care. Additionally, the platform provides secure communications capabilities and record keeping to track the healing process of patients, record their recovery and monitor their medications. ReadyMed has proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Revenue

Revenues decreased 18.09% to $422,722 for the three months ended March 31, 2021 as compared to $516,107 for the three months ended March 31, 2020. The primary reason for the decrease in revenue was a decline in sales of ReadyOp hardware products from $230,090 in 2020 to $28,696 in 2021.   This decrease was primarily due to one client purchasing $212,000 of ReadyOp ACE IP gateways in 2020.  Subscriptions to the ReadyOp platform increased from $278,697 in 2020 to $387,526 in 2021, or approximately 39%. Consulting fees and related income increased from $0 in 2020 to $6,500 in 2021 due to more training activity in the three months ended March 31, 2021.

Cost of Revenue

Cost of revenues was $73,469 for the three months ended March 31, 2021 as compared to $132,118 for the three months ended March 31, 2020.Gross profits were $349,253 and $383,989 for the three months ended March 31, 2021 and March 31, 2020, respectively. Despite the decrease in revenues, gross profit margins increased from 74% for the three months ended March 31, 2020 to 83% for the three months ended March 31, 2021. The increase in gross profit was primarily due to higher margins associated with sales of subscriptions to the ReadyOp platform.

Operating Expenses

Operating expenses decreased 3.75% to approximately $277,978 for the three months ended March 31, 2021 compared to $288,796 for the three months ended March 31, 2020. The decrease was primarily due to a decrease in selling and offset by increases in administrative expense, research and development and amortization expense. For the three months ended March 31, 2021, selling expenses were $109,272 compared to $141,931 for the three months ended March 31, 2020. This decrease was primarily due to a decrease in advertising expense and offset by an increase in commissions.  General and administrative expenses increased by $12,924 or 11.16% as a result of increase in general business expenses offset by a decrease in legal expense. Amortization and depreciation expense increased by 100% from $0 for the three months ended March 31, 2020 to $451 for the three months ended March 31, 2021 due to the depreciation of computer equipment.  Research and development expenses were $31,072 for the three months ended March 31, 2020 as compared to $39,538 for the three months ended March 31, 2021. The increase was primarily due to expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Income from Continuing Operations

The Company's income from operations was $71,122 during the three months ended March 31, 2021 as compared to $93,999 for the three months ended March 31, 2020. The decrease was primarily due to a single large equipment sale in 2020.

Loss from Discontinued Operations

There was no loss from discontinued operations during the three months ended March 31, 2021 compared to a loss of $41,510 for the three months ended March 31, 2020. The reason for the decrease was the deconsolidation of VoiceInterop from the Company in February 2020.

Net Income  Attributable to Common Stockholders

Net income attributable to common stockholders was $61,003 for the three months ended March 31, 2021 as compared to a net income of $42,258 for the three months ended March 31, 2020.  The increase was primarily  due to increased subscriptions to the ReadyOp platform.

FOR THE SIX MONTHS ENDED MARCH 31, 2021 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2020

Revenue

Revenues from operations were $804,060 for the six months ended March 31, 2021 as compared to $943,902 for the six months ended March 31, 2020. Sales of ReadyOp ACE IP gateways decreased 86% from $286,170 to $40,294 in the six months  ended March 31, 2020 and 2021, respectively. This decrease was primarily due to one client purchasing $212,000 of ReadyOp ACE IP gateways in 2020.  Subscriptions of ReadyOp software increased 24% from $608,381 to $754,866 in the six- month period ended March 31, 2020 and 2021, respectively.  Consulting fees and related income decreased from $49,351 in 2020 to $6,500 in 2021 due to less training activity due to COVID in the six months ended March 31, 2021.

Cost of Revenue

Cost of revenues was $133,803 for the six months ended March 31, 2021, as compared to $249,422 for the six months ended March 31, 2020. This decrease was primarily due to higher costs associated with the large ReadyOp ACE IP gateway sale in 2020. Gross profits were $670,257 and $694,480 for the six months ended March 31, 2021 and 2020, respectively. Despite the decrease in revenues, gross profit margins increased to 83% from 74% for the six months ended March 31, 2021 and 2020, respectively. The increase was primarily due to the lower profit margins from sales of ReadyOp ACE IP gateways as compared to higher margins generated from subscriptions of ReadyOp software.

Operating Expenses

Operating expenses decreased 1.46 % to approximately $562,443 for the six months ended March 31, 2021 compared to $570,798 for the six months ended March 31, 2020. For the six months ended March 31, 2021, selling expenses were $270,131 compared to $272,271 for the six months ended March 31, 2020. This slight decrease was primarily due to a decrease in travel  and advertising expenses. General and administrative expenses increased by $20,235 or 10.07%. This increase was primarily due to increased payroll expense offset a decrease in legal expense. Amortization and depreciation expense decreased by 91.71% from $10,878 for the three months ended March 31, 2020 to $902 for the six months ended March 31, 2021. Research and development expenses were $86,801 for the six months ended March 31, 2020 as compared to $70,327 for the six months ended March 31, 2021. The decrease was primarily due to decrease in consulting expense and expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Income  from Continuing Operations

The Company’s income from continuing operations decreased to $106,546 from $118,597 during the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. The primary reason for this decrease was the decrease in revenue generated by a single large sale of the ReadyOp ACE IP gateways in 2020.

Loss from Discontinued Operations

There was no loss from discontinued operations during the six months ended March 31, 2021 compared to a loss of $64,936 for the six months ended March 31, 2020. The reason for the decrease was the deconsolidation of VoiceInterop from the Company in February 2020.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $86,081 and $33,086 for the six months ended March 31, 2021 and 2020, respectively. The increase was primarily due to the lower profit margins from sales of ReadyOp ACE IP gateways generated in 2020 as compared to higher profit margins generated from subscription of ReadyOp software in 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2021, net cash provided by operations of $77,654 was the result of a net income of $106,546, depreciation expense of $902, provision of bad debt of $5,000, a decrease in accounts receivable of $57,515 and a slight decrease in inventory of $5,486. These were offset by an increase in prepaid expenses of $14,289, a decrease of accounts payable of $21,582, a decrease in accrued expenses of $43,457 and a decrease in deferred revenue of $18,467.

For the six months ended March 31, 2020, net cash provided in operations of $75,139 was the result of a net income of $53,661, depreciation expense of $10,878, a recovery of bad debt of $13,335, a decrease in accounts receivable of $116,201, a decrease in inventory of $4,732, decrease in prepaid expenses of $23,656 and a decrease in assets from discontinued operations of $9,929.  These were offset by a decrease of accounts payable of $47,216, a decrease in accrued expenses of $55,471, a decrease in deferred revenue of $30,382 and an increase in liabilities from discontinued operations of $2,486.

Net cash used in financing activities was $48,447 for the six months ended March 31, 2021 which was a repayment of a stockholder note payable of $48,447. Net cash provided by financing activities was $7,102 for the three months March 31, 2020, which was attributable to proceeds from notes payable stockholders and repayment of notes payable to stockholders.

Critical Accounting Estimates

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the CEO and CFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2021, five shareholders converted 521,660 shares of the registrant's Series C convertible preferred stock into 2,608,300 shares of the registrant's common stock.

The registrant claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof in as much as no public offering was involved. The shares were not offered or sold by means of: (i) any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium, or broadcast over television or radio, (ii) any seminar or meeting whose attendees have been invited by any general solicitation or general advertising, or (iii) any other form of general solicitation or advertising and the purchases were made for investment and not with a view to distribution. Each of the purchasers was, at the time of the purchaser's respective purchase, an accredited investor, as that term is defined in Regulation D under the Securities Act of 1933 and had access to sufficient information concerning the registrant and the offering.

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

May 17, 2021

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

Date: May 17, 2021

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

Date: May 17, 2021

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 17, 2021

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer