Form 10-Q
period 2021-06-30
Cleartronic, Inc.
filed 2021-08-16
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Cleartronic, Inc. (Exact name of registrant as specified in its charter)
Florida	65-0958798
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
8000 North Federal Highway, Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 227,102,935 shares as of August 13, 2021.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2021	September
	(Unaudited)	30, 2020
Current assets:
Cash	$302,102	$75,983
Accounts receivable, net	203,145	218,615
Inventory	11,162	12,471
Prepaid expenses and other current assets	88,568	39,416
Note receivable	25,000	25,000
Total current assets	629,977	371,485

Property and Equipment, net	9,072	8,427

Other assets:
Due from related party	20,968	13,420
Total other assets	20,968	13,420
Total assets	$660,017	$393,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$198,213	$253,372
Accrued expenses	-	43,457
Deferred revenue, current portion	962,921	693,886
Notes payable stockholders	-	48,447
Note payable, current portion	-	18,944
Total current liabilities	1,161,134	1,058,106

Long Term Liabilities
Note payable, net of current portion	106,727	87,783
Deferred revenue, net of current portion	7,163	34,239
Total long term liabilities	113,890	122,022
Total liabilities	1,275,024	1,180,128

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,911,715 and 4,433,375 shares issued and outstanding, respectively	40	45
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 226,602,935 and 223,994,635 shares issued and outstanding, respectively	2,266	2,240
Additional paid-in capital	15,266,697	15,266,718
Accumulated Deficit	(15,884,052)	(16,055,841)
Total stockholders' deficit	(615,007)	(786,796)
Total liabilities and stockholders' deficit	$660,017	$393,332

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2021	For the Three Months ended June 30, 2020	For the Nine Months ended June 30, 2021	For the Nine Months ended June 30, 2020
		(Restated)		(Restated)
Revenue	$413,868	$375,250	$1,217,928	$1,319,152
Cost of Revenue	64,777	73,142	198,580	322,564
Gross Profit	349,091	302,108	1,019,348	996,588

Operating Expenses:
Selling expenses	147,483	116,624	417,614	388,895
Administrative expenses	106,253	91,010	327,336	291,858
Amortization and depreciation	521	150	1,423	11,028
Research and development	48,285	28,192	118,612	114,993
Total Operating Expenses	302,542	235,976	864,985	806,774

Gain on the settlement and reversal of accounts payable	18,430	-	18,430	-
Interest expense, net	264	(2,116)	(1,004)	(7,201)
Total Other Income(Expense)	18,694	(2,116)	17,426	(7,201)

Income from continuing operations before income taxes	65,243	64,016	171,789	182,613

Provision for income taxes from continuing operations	-	-	-	-

Income from continuing operations	65,243	64,016	171,789	182,613

Discontinued operations
Loss from discontinued operations before income taxes	-	-	-	(64,936)

Provision for Income taxes from discontinued operations	-	-	-	-
Loss from discontinued operations	-	-	-	(64,936)

Net Income	65,243	64,016	171,789	(117,677)

Preferred stock dividends Series A Preferred	(10,119)	(10,231)	(30,584)	(30,806)

Net income attributable to common stockholders	$55,124	$53,785	$141,205	$(86,871)

Net income per share - basic and diluted
Income from Continuing Operations	0.00	0.00	0.00	0.00
Loss from discontinued operations	-	-	-	(0.00)
Net income per common share - basic	$0.00	$0.00	$0.00	$0.00

Net income per common share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average of number of shares outstanding - basic	226,602,935	223,994,635	224,997,827	222,355,291

Weighted Average of number of shares outstanding - diluted	600,815,630	600,815,630	599,210,522	599,176,286

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	For nine months	For nine months
	ended	ended
	June 30, 2021	June 30, 2020
		(Restated)
NET INCOME	$171,789	$117,677
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of ReadyOp software platform	-	10,878
Depreciation expense	1,423	150
Gain on the settlement and reversal of accounts payable	(18,430)	-
Provision (Recovery) for bad debt	6,000	(13,335)
(Increase) decrease in assets:
Accounts receivable	9,470	49,176
Inventory	1,309	13,042
Prepaid expenses and other current assets	(49,152)	15,000
Due from related party	(7,548)	(13,420)
Other assets	-	8,656
Assets from discontinued operations	-	9,929
Increase (decrease) in liabilities:
Accounts payable	(36,729)	(28,019)
Accrued expenses	(43,457)	(68,756)
Deferred revenue	241,959	(142,091)
Liabilities from discontinued operations	-	2,486
Net Cash Provided By (Used In) Operating Activities	276,634	(38,627)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,068)	(9,029)
Issuance of note receivable	-	(25,000)
Net Cash Used in Investing Activities	(2,068)	(34,029)

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	-	43,600
Repayment of installment loan - discontinued operations	-	(33,151)
Proceeds from notes payable	-	156,727
Repayment of notes payable	-	(50,000)
Repayment of notes payable stockholders	(48,447)	(20,732)
Proceeds from loan payable - related party - discontinued operations	-	11,362
Net Cash (Used in) Provided by Financing Activities	(48,447)	107,806

Net increase in cash	226,119	35,150

Cash at beginning of period	75,983	27,698

Cash at end of period	$302,102	$62,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,754	$4,433
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$-	$75,078
Deconsolidation of Voiceinterop, Inc.	$-	$225,316

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at March 31, 2021 (Unaudited)	512,996	$5	-	$-	3,911,715	$40	670,904	$7	3,000,000	$30	226,602,935	$2,266	$15,266,697	$(15,949,295)	$(680,250)

Net income for the three months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	65,243	65,243
Balance at June 30, 2021 (Unaudited)	512,996	$5	-	$-	3,911,715	$40	670,904	$7	3,000,000	$30	226,602,935	$2,266	$15,266,697	$(15,884,052)	$(615,007)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2020	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,055,841)	$(786,796)

Series C Convertible Preferred shares exchanged for common shares	-	-	-	-	(521,660)	(5)	-	-	-	-	2,608,300	26	(21)	-	-

Net income for the nine months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	171,789	171,789
Balance at June 30, 2021 (Unaudited)	512,996	$5	-	$-	3,911,715	$40	670,904	$7	3,000,000	$30	226,602,935	$2,266	$15,266,697	$(15,884,052)	$(615,007)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020

(Restated and Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at March 31, 2020 (Restated and Unaudited)	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,167,449)	$(898,404)

Net income for three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	64,016	64,016

Balance at June 30, 2020 (Restated and Unaudited)	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,103,433)	$(834,388)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2019	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	211,994,635	$2,120	$15,041,522	$(16,221,110)	$(1,177,381)

Deconsolidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Acquisition of ReadyMed platform in exchange for common shares	-	-	-	-	-	-	-	-	-	-	12,000,000	120	(120)	-	-

Net income for nine months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	117,677	117,677

Balance at June 30, 2020 (Restated and Unaudited)	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,103,433)	$(834,388)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two platforms.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2021.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on June 30, 2021 and September 30, 2020.

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

The Company provided $6,000 and $6,000 allowances for doubtful accounts as of June 30, 2021 and September 30, 2020, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $600,000. ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor's offices and health insurance companies and many other segments of the health care industry. It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their medications. As of the acquisition date, the Company has recorded an estimated historical cost of the ReadyMed software platform based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired. After the preliminary purchase price allocation period, the Company recorded adjustments to assets acquired subsequent to the purchase price allocation period in the period in which the adjustments were determined. Accordingly, the ReadyMed software platform purchased price was adjusted. As of June 30, 2021 and September 30, 2020, the ReadyMed software platform is valued at historical costs of $0 (See Notes 6 and 7).

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years. The amortization expense for the nine months ended June 30, 2021 and 2020 was $0 and $10,878, respectively. The amortization expense for the three months ended June 30, 2021 and 2020 was $0 and $0, respectively. As of June 30, 2021 and September 30, 2020, ReadyOp software platform has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of June 30, 2021 and September 30, 2020, the Company had $51,690 and $0, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred. For the nine months ended June 30, 2021 and 2020, the Company had $118,612 and $114,993, respectively, in research and development costs . For the three months ended June 30, 2021 and 2020, the Company had $48,285 and $28,192, respectively, in research and development costs.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be amortized over the license period. As of June 30, 2021 and September 30, 2020, respectively, the Company recorded $56,866 and $20,900, respectively, in deferred subscriber costs, which is included as a component of prepaid expense.

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

As of June 30, 2021 and 2020, we had no options and warrants outstanding.

As of June 30, 2021 and 2020, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2021 and 2020, we had 3,911,715 and 4,433,375 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 19,558,575 and 22,166,875 shares of common stock, respectively.

As of June 30, 2021 and 2020, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2021 and 2020, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the three months ended June 30, 2021 and 2020:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Net income attributable to common stockholders for the period	$55,124	$53,785

Weighted average number of shares outstanding	226,902,935	223,994,635

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Net income attributable to common stockholders for the period	$55,124	$53,785
Add: Preferred stock dividends	10,119	10,231

Adjusted net income	$65,243	$64,016

Weighted average number of shares outstanding	226,602,935	223,994,635
Add: Shares issued upon conversion of preferred stock	374,212,695	376,820,995
Weighted average number of common and common equivalent shares	600,815,630	600,815,630

Diluted earnings per share	$0.00	$0.00

The table below details the computation of basic and diluted earnings per share ("EPS") for the nine months ended June 30, 2021 and 2020:

	For the nine months ended June 30, 2021	For the nine months ended June 30, 2020
Net income attributable to common stockholders for the period	$141,205	$86,871

Weighted average number of shares outstanding	224,997,827	222,355,291

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the nine months ended June 30, 2021	For the nine months ended June 30, 2020
Net income attributable to common stockholders for the period	$141,205	$86,871
Add: Preferred stock dividends	30,584	30,806

Adjusted net income	$171,789	$117,677

Weighted average number of shares outstanding	224,997,827	222,355,291
Add: Shares issued upon conversion of preferred stock	374,212,695	376,820,995
Weighted average number of common and common equivalent shares	599,210,522	599,176,286

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2021 and September 30, 2020, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $12,583 and $25,691 during the nine months ended June 30, 2021 and 2020, respectively, and $3,877 and $5,497 during the three months ended June 30, 2021 and 2020, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB's amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2021 and September 30, 2020, property and equipment, net, is as follows:

	June 30, 2021 (Unaudited)	September 30, 2020
Office Equipment	$11,097	$9,029
Less: Accumulated Depreciation	(2,025)	(602)
Total Property and Equipment, net	$9,072	$8,427

Depreciation expense for the three months ended June 30, 2021 and 2020, was $521 and $150, respectively.

Depreciation expense for the nine months ended June 30, 2021 and 2020, was $1,423 and $150, respectively

NOTE 4 - NOTES RECEVABLE

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to August 31, 2021 (See Note 7). As of June 30, 2021, interest receivable was $638.

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to August 31, 2021 (See Note 7). As of June 30, 2021, interest receivable was $938.

Interest income for the three months ended June 30, 2021 and 2020 was $395 and $0, respectively.

Interest income for the nine months ended June 30, 2021 and 2020 was $1,167 and $0, respectively.

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable (See Notes 7 and 11).

NOTE 5 - NOTES PAYABLE

Notes payable to Stockholders

As of June 30, 2021 and September 30, 2020, the Company had unsecured notes payable to stockholders totaling $0 and $48,447, respectively. One note with a principal balance of $17,588 was due on December 31, 2019. The maturity of the note payable in the amount of $17,588 was extended to August 31, 2020 and was paid in full including $8,002 in accrued interest.

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of a note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279. The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months. As of September 30, 2020 the balance due was $48,447. As of June 30, 2021, the note balance was paid in full.

Interest expense on the notes payable to stockholders was $0 and $2,116 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense on the notes payable to stockholders was $2,040 and $7,201 for the nine months ended June 30, 2021 and 2020, respectively.

	June 30, 2021	September 30,
	(Unaudited)	2020
Note payable stockholder	$-	$48,447
Less: current portion	-	(48,447)
Long-term note payable	$-	$-

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

The Loan, which was in the form of a Note dated on or about June 10, 2020 issued by the Borrower, matures on or about June 10, 2025 and bears interest at an approximate rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On July 20, 2021, the loan was 100% forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness t of PPP loan in the amount of $106,727 in the fourth quarter of 2021. (See Note 11).

	June 30, 2021	September 30,
	(Unaudited)	2020
Note payable (PPP Loan)	$106,727	$106,727
Less: current portion	-	(18,944)
Long-term note payable	$106,727	$87,783

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

Preferred Stock Dividends

As of June 30, 2021 and September 30, 2020, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $113,655 and $83,071, respectively.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense during the three months ended June 30, 2021 and June 30, 2020 was $4,473, and $4,905, respectively. Rent expense incurred during the nine months ended June 30, 2021 and 2020 was $13,428 and $27,059, respectively (See Note 8).

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

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of note payable and $10,279 of accrued interest into an installment promissory note. The note is due on September 30, 2021 and bears an interest rate of 8%. The note requires a monthly payment of $3,405 for the next 24 months. As September 30, 2020, the balance due was $48,447. As of June 30, 2021, the note balance was paid in full (See Note 5).

On June 18, 2020, the Company entered into an unsecured note receivable in the amount of $10,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $10,000 was extended to August 31, 2021 (See Note 4).

On June 25, 2020, the Company entered into an unsecured note receivable in the amount of $15,000 with a shareholder which bears interest at 6% and matures on August 31, 2020. The maturity of the note receivable in the amount of $15,000 was extended to August 31, 2021 (See Note 4).

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable (See Notes 4 and 11).

As of June 30, 2021, the Company advanced $20,968 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on demand and bears interest at 5% effective June 30, 2021.

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

Rent expense incurred during the three months ended June 30, 2021 and 2020 was $4,473 and $4,905, respectively.

Rent expense incurred during the nine months ended June 30, 2021 and 2020 was $13,428 and $27,059, respectively.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company's revenue for the nine months ended June 30, 2021. No customer accounted for more than 10% of the Company's revenue for the nine months ended June 30, 2020. As of June 30, 2021, one customer accounted for approximately 17% of the Company's total outstanding accounts receivable. As of September 30, 2020, two customers accounted for approximately 29% of the Company's total outstanding accounts receivable with each customer representing 18% and 11%, respectively.

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

Payment	Year
$ 1,000	2019
$ 4,000	2020
$ 8,000	2021

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

For the period From
October 1, 2019 to
February 14, 2020
(Unaudited)

Revenue	$27,698
Cost of Revenue	12,383
Gross Profit	15,315

Operating Expenses:
Selling expenses	3,862
Administrative expenses	24,151
Professional Fees	50,007
Total Operating Expenses	78,020

Loss from operations	(62,705)

Other Income (Expense)
Other Income	5,750
Interest and other expense	(7,981)
Total Other Income (Expense)	(2,231)

Loss Before Income Taxes	(64,936)
Provision for Income Taxes	-
Loss from discontinued operations	$(64,936)

On February 14, 2020, the Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc. and discontinued operations are not presented.

February 14,
2020
(Unaudited)
Current assets:
Cash	$2,279
Accounts Receivable	4,780
Operating lease asset, net	62,226

Total Assets from discontinued operations	$69,285

Current liabilities:
Accounts payable and accrued expenses	$92,236
Operating lease liability, current	33,941
Deferred revenue, current portion	17,357
Deferred rent, current portion	-
Installment loan, net, current portion	31,269
Due to related parties	11,362
Due to unrelated parties	68,000
Total Current liabilities from discontinued operations	254,165

Long Term Liabilities
Deferred revenue, net of current	8,263
Operating lease liability, net of current	32,173
Total Long term liabilities from discontinued operations	40,436

Total Liabilities from discontinued operations	$294,601

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

Operating lease asset and liability

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $13,428 and $27,059 for the nine months ended June 30, 2021 and 2020, respectively.

As of February 14, 2020, the operating lease liabilities of $66,114 and lease assets of $62,226 were included in liabilities from discontinued operations and were deconsolidated.

NOTE 10 - RESTATEMENT

The Company is restating its Condensed Consolidated Unaudited Statement of Operations, Condensed Consolidated Unaudited Statement of Cash Flow, and Condensed Consolidated Unaudited Statement of Changes in Stockholders' Deficit for the three and nine months ended June 30, 2020. The restatement shows the previously filed financial statements, the restatement adjustments and as restated columns for the Condensed Consolidated Unaudited Statement of Operations, Condensed Consolidated Unaudited Statement of Cash Flow, and Condensed Consolidated Unaudited Statement of Changes in Stockholders' Deficit for the three and nine months ended June 30, 2020. The restatement of our financial statements in this Form 10-Q reflects the correction of certain identified miscalculations related to the valuation of the ReadyMed software platform acquired in October 2019.

The table below present the impact of the restatement in the Company's condensed consolidated unaudited financial statements:

	For the Three Months ended June 30, 2020
	(Unaudited)
	As previously reported	Adjustment		As Restated
Statement of Operations
Administrative expense	$91,160	$(150)	*	$91,010
Amortization and depreciation	$53,050	$(52,900)	*	$150
Total Operating Expense	$289,026	$(53,050)		$235,976
Income from continuing operations before income taxes	$10,966	$53,050		$64,016
Net Income	$10,966	$53,050		$64,016
Net Income attributable to common stockholders	$735	$53,050		$53,785

Income from continuing operations	$0.00	$0.00		$0.00
Net Income per common share - basic and diluted	$0.00	$0.00		$0.00

	For the Nine Months ended June 30, 2020 (Unaudited)
	As previously reported	Adjustment		As Restated
Statement of Operations
Administrative expense	$292,008	$(150)	*	$291,858
Amortization and depreciation	$148,960	$(137,932)	*	$11,028
Total Operating Expense	$944,856	$(138,082)		$806,774
Income from continuing operations before income taxes	$44,531	$138,082		$182,613
Net Income/(Loss)	$(20,405)	$138,082		$117,677
Net Income/(Loss) attributable to common stockholders	$(51,211)	$138,082		$86,871

Income from continuing operations	$0.00	$0.00		$0.00
Net Income/(Loss) per common share - basic and diluted	$(0.00)	$0.00		$0.00

	June 30, 2020 (Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Deficit
Additional Paid in Capital	$15,866,718	$(600,000)	$15,266,718
Accumulated Deficit	$(16,241,515)	$138,082	$(16,103,433)
Total Stockholders’ Deficit	$(372,470)	$(461,918)	$(834,388)
Total Liabilities and Stockholders’ Deficit	$758,976	$(461,918)	$297,058

	June 30, 2020 (Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(20,405)	$138,082	$117,677
Amortization of ReadyMed software platform	$138,082	$(138,082)	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for ReadyMed platform	$600,000	$(600,000)	$-

* Reclassification Certain reclassifications have been made to the 2020 financial statement amounts and disclosures to conform to the 2021 presentation.

NOTE 11 - SUBSEQUENT EVENTS

On July 20, 2021, the loan was 100% forgiven by the SBA. As a result, the Company will record a gain on debt forgiveness of the PPP loan in the amount of $106,727 in the fourth quarter of 2021 (See Note 5).

On July 8, 2021, a holder of Series C preferred stock, converted 275,000 shares of Series C Convertible Preferred Stock into 1,375,000 shares of Common Stock.

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable (See Notes 4 and 7).

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

Overview

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014.ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed™ platform and the AudioMate IP gateways discussed below.

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

In March 2018, the Company approved the spin-off of VoiceInterop, Inc. (“Voiceinterop”), one of the Company’s wholly-owned subsidiaries, into a separate company under a Form S-1 registration filed with the United States Securities and Exchange Commission. Therefore, the Company has presented the operations of this subsidiary as discontinued operations.

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor’s offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium and long-term care. Additionally, the platform provides secure communications capabilities and record keeping to track the healing process of patients, record their recovery and monitor their medications. ReadyMed has proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Revenue

Revenues increased 10.29% to $413,868 for the three months ended June 30, 2021 as compared to $375,250 for the three months ended June 30, 2020. The primary reason for the increase in revenue was due to an increase subscriptions to the ReadyOp platform increased from $349,570 in 2020 to $402,918 in 2021, or approximately 15.55% and slightly offset by a decrease in sales of ReadyOp hardware products from $20,880 in 2020 to $8,550 in 2021. Installation revenue and related income decreased from $4,800 in 2020 to $2,400 in 2021 due to less training activity in the three months ended June 30, 2021.

Cost of Revenue

Cost of revenues was $64,777 for the three months ended June 30, 2021 as compared to $73,142 for the three months ended June 30, 2020.Gross profits were $349,091 and $302,108 for the three months ended June 30, 2021 and June 30, 2020, respectively. Gross profit margins increased from 81% for the three months ended June 30, 2020 to 84% for the three months ended June 30, 2021. The increase in gross profit was primarily due to higher margins associated with sales of subscriptions to the ReadyOp platform.

Operating Expenses

Operating expenses increased 28.21% to $302,542 for the three months ended June 30, 2021 compared to $235,976 for the three months ended June 30, 2020. The increase was primarily due increases in selling, administrative expense, research and development and amortization expense. For the three months ended June 30, 2021, selling expenses were $147,483 compared to $116,624 for the three months ended June 30, 2020. This increase was primarily due to a decrease in advertising expense and offset by an increase in commissions and travel expenses. General and administrative expenses increased by $15,243 or 16.75% as a result of increase in general business expenses. Amortization and depreciation expense increased by 247.73% from $150 for the three months ended June 30, 2020 to $521 for the three months ended June 30, 2021 due to the depreciation of computer equipment. Research and development expenses were $28,192 for the three months ended June 30, 2020 as compared to $48,285 for the three months ended June 30, 2021. The increase was primarily due to expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expenses)

The Company's other income increased to $18,694 from other expense of ($2,116) during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The primary reason for this increase was the settlement of certain accounts payable, with an offset in interest expense.

Income from Continuing Operations

The Company's income from operations was $65,243 during the three months ended June 30, 2021 as compared to $64,016 for the three months ended June 30, 2020. The increase was primarily due to an increase in subscription of ReadyOp software in 2021 and gain on settlement of old accounts payable and an offset by an increase in operating expenses.

Net Income  Attributable to Common Stockholders

Net income attributable to common stockholders was $55,124 for the three months ended June 30, 2021 as compared to a net income of $53,785 for the three months ended June 30, 2020. The increase was primarily due to increased subscriptions to the ReadyOp platform.

FOR THE NINE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2020

Revenue

Revenues from operations were $1,217,928 for the nine months ended June 30, 2021 as compared to $1,319,152 for the nine months ended June 30, 2020. Sales of ReadyOp ACE IP gateways decreased 91% from $307,050 to $28,950 in the nine months ended June 30, 2020 and 2021, respectively. This decrease was primarily due to one client purchasing $212,000 of ReadyOp ACE IP gateways in 2020. Subscriptions of ReadyOp software increased 20% from $957,751 to $1,157,784 in the nine- month period ended June 30, 2020 and 2021, respectively. Consulting fees and related income decreased from $49,351 in 2020 to $26,394 in 2021 due to less training activity due to COVID in the nine months ended June 30, 2021.

Cost of Revenue

Cost of revenues was $198,580 for the nine months ended June 30, 2021, as compared to $322,564 for the nine months ended June 30, 2020. This decrease was primarily due to higher costs associated with the large ReadyOp ACE IP gateway sale in 2020. Gross profits were $1,019,348 and $996,588 for the nine months ended June 30, 2021 and 2020, respectively. Despite the decrease in revenues, gross profit margins increased to 84% from 76% for the nine months ended June 30, 2021 and 2020, respectively. The increase was primarily due to the lower profit margins from sales of ReadyOp ACE IP gateways as compared to higher margins generated from subscriptions of ReadyOp software.

Operating Expenses

Operating expenses increased 7.22 % to approximately $864,985 for the nine months ended June 30, 2021 compared to $806,774 for the nine months ended June 30, 2020. For the nine months ended June 30, 2021, selling expenses were $417,614 compared to $388,895 for the nine months ended June 30, 2020. This increase is primarily due to an increase in travel expenses and slightly offset by the decrease in advertising expenses. General and administrative expenses increased by $35,478 or 12.16%. This increase was primarily due to increased payroll expense offset a decrease in legal expense. Amortization and depreciation expense decreased by 87.10% from $11,028 for the three months ended June 30, 2020 to $1,423 for the nine months ended June 30, 2021. Research and development expenses were $114,993 for the nine months ended June 30, 2020 as compared to $118,612 for the nine months ended June 30, 2021. The increase was primarily due to increase in consulting expense and expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expenses)

The Company's other income increased to $17,426 from other expense of ($7,201) during the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. The primary reason for this increase was the settlement of certain accounts payable, with an offset in interest expense.

Income from Continuing Operations

The Company's income from continuing operations decreased to $171,789 from $182,613 during the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. The primary reason for this decrease was the decrease in revenue generated by a single large sale of the ReadyOp ACE IP gateways in 2020.

Loss from Discontinued Operations

There was no loss from discontinued operations during the nine months ended June 30, 2021 compared to a loss of $64,936 for the nine months ended June 30, 2020. The reason for the decrease was the deconsolidation of VoiceInterop from the Company in February 2020.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $141,205 and $86,871 for the nine months ended June 30, 2021 and 2020, respectively. The increase was primarily due to the lower profit margins from sales of ReadyOp ACE IP gateways generated in 2020 as compared to higher profit margins generated from subscription of ReadyOp software in 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2021, net cash provided by operations of $276,634 was the result of a net income of $171,789, depreciation expense of $1,423, provision of bad debt of $6,000, a decrease in accounts receivable of $9,470 and a slight decrease in inventory of $1,309. These were offset by an increase in prepaid expenses of $49,152, a decrease of accounts payable of $36,729, a decrease in accrued expenses of $43,457 and an increase in deferred revenue of $241,959.

For the nine months ended June 30, 2020, net cash used in operations of $38,627 was the result of a net income of $117,677, depreciation expense of $10,878, depreciation expense of $150, a recovery of bad debt of $13,335, a decrease in accounts receivable of $49,176, a decrease in inventory of $13,042, an increase in prepaid expenses of $15,000, a decrease in other assets of $8,656 and a decrease in assets from discontinued operations of $9,929. These were offset by a decrease of accounts payable of $28,019, a decrease in accrued expenses of $68,756, a decrease in deferred revenue of $142,091.

Net cash used in investing activities was $2,068 for the nine months ended June 30, 2021, which was a purchase of fixed assets compared to net cash used in investing activities was $34,029 for the nine months ended June 30, 2020, which was attributable to the issuance of note receivable of $25,000 and purchase of fixed assets of $9,029.

Net cash used in financing activities was $48,447 for the nine months ended June 30, 2021 which was a repayment of a stockholder note payable of $48,447. Net cash provided by financing activities was $107,806 for the nine months June 30, 2020, which was attributable to proceeds from notes payable stockholders and repayment of notes payable to stockholders.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Change in Internal Controls over Financial Reporting

There was no change in the registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Cleartronic is not engaged in any litigation at the present time and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with the Company’s customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2021, a holder of Series C preferred stock, converted 275,000 shares of Series C Convertible Preferred Stock into 1,375,000 shares of Common Stock.

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*
Filed herewith.*
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
(2)	Filed as an exhibit to Amendment No. 6 to the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on May 28, 2008, and hereby incorporated by reference
(3)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2011 and hereby incorporated by reference.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011 and hereby incorporated by reference.
(5)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012 and hereby incorporated by reference.
(6)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012 and hereby incorporated by reference.
(7)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012 and hereby incorporated by reference.
(8)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012 and hereby incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

August 16, 2021
By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer