Form 10-K
period 2021-09-30
Cleartronic, Inc.
filed 2021-12-29
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 000-55329

CLEARTRONIC, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0958798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 North Federal Highway, Suite 100	33487
Boca Raton, Florida
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on February 12, 2021 (based on the closing sale price of $0.04476 per share of the registrant's common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $4,570,423. The stock price of $0.04476 at February 12, 2020, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At December 29, 2021 the registrant had outstanding 228,578,995 shares of common stock, par value $0.00001 per share.

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

ReadyOp™ Software

ReadyOp is a proprietary, innovative web-based planning and communications platform for efficiently and effectively planning, managing, communicating, and directing operations and emergency response.  ReadyOp is used by local, state and federal government agencies, corporations, school districts, utilities, hospitals and others to manage and report daily operations as well as the ability to handle incidents and emergency situations.  ReadyOp is offered as a software as a service (SAAS) program on an annual contract basis although an increasing number of clients have requested multi-year agreements.

ReadyOp requires no new or on-site hardware or programming by clients and provides multiple options for communications including radio interoperability using the Company's AudioMate gateways.  Plans and operations can be built and stored securely in ReadyOp on a by-location, region and systemwide basis.  Assets can be listed along with their location, person to contact and other information that may be needed.  Diagrams, charts, maps, pictures, report forms and other documentation can be securely stored yet immediately available securely from any location.  ReadyOp also provides efficient planning and response for responding to disasters and for continuity of operations (COOP) and recovery.  ReadyOp is the COOP platform for multiple organizations including many federal agencies.

ReadyMed™ Software

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

AudioMate IP Gateways

The Company offers a proprietary line of Internet Protocol Gateways branded as AudioMate 360 IP Gateway. The AudioMate 360 IP Gateway was designed to provide an Internet Protocol Gateway to users of unified group communications. The AudioMate 360 IP Gateway is available in different configurations to be used with various types of communications equipment. The AudioMate units are currently being sold directly to end-users by the Company's sales teams and by Value Added Resellers ("VARs"). More than 1,000 end-users in the United States and 18 foreign countries have purchased the Company's AudioMate gateways. Although other devices are available that perform the same or similar functions, we believe that our price for the AudioMate 360 IP Gateway is competitive with prices other companies are charging for similar devices.

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

If trade secrets and other means of protection upon which the Company relies may not adequately protect us, the Companys intellectual property could become available to others. Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to the Company.

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

The Company paid USFRF a License Issue Fee of $6,000 and $953 as reimbursement of expenses associated with the filing of the Licensed Patent for the year ended September 30, 2021. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

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

Currently, Company has arrangements for the production of the AudioMate gateways with a contract manufacturer. The reliance on contract manufacturing involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules.  The Company's contract manufacturer can provide a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products.  The Company intends to continue use of contract manufacturers to procure components and to maintain adequate manufacturing capacity.

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

We are not aware of any direct competitors for ReadyOp and ReadyMed that offer the same combinations of capabilities and function. However, there are similar programs being marketed that appear similar and are sometimes confused with ReadyOp such as WebEOC and Everbridge. ReadyOp provides different capabilities and is priced lower than both of these and in fact, has several clients that use one or even both of these programs in addition to ReadyOp. We may have increased competition in the future. We continue to develop and enhance the ReadyOp/ReadyMed platform to improve the value and increase the potential market size and growth of our client clientele.

Sales and Marketing

The ReadyOp/ReadyMed platform is currently marketed through a combination of inside salespersons and outside sales groups. We intend to expand the use of commissioned inside and outside salespersons and outside groups when travel and other COVID-related restrictions are eased.

The Company markets the unified group communication solutions and AudioMate 360 IP Gateways through VARs and commissioned salespersons. We intend to expand the use of commissioned sales groups and individual sales representatives to market and sell our programs and gateways.

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel, Michael M. Moore, our Chief Executive Officer (CEO) and Director, and Larry M. Reid, our Chief Financial Officer (CFO), Secretary and Director. They and their designees play the major role in securing persons capable of developing and executing the Company's business strategy. While the Company intends to employ additional executive, development and technical personnel in order to minimize dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

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

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expires on November 30, 2022.

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

As of December 29, 2021 we were authorized to issue 5,000,000,000 shares of our common stock, of which 228,578,995 shares were outstanding.  Our shares of common stock are held by approximately 200 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, Cleartronic is authorized to issue 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 7,525,403 shares are issued or outstanding.  There is no trading market for the shares of our preferred stock.

Dividends

As of September 30, 2021, we have converted $87,800 of accrued dividends into common stock. We do not anticipate paying any cash dividends or other distributions on the Company's common stock in the foreseeable future. Any future dividends will be declared at the discretion of the Company's board of directors and will depend, among other things, on the earnings and financial requirements for future operations and growth, and other facts as the board of directors may then deem appropriate. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the preferred stock and dividend rights pertaining to the preferred stock.

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2021 and 2010, the cumulative arrearage of undeclared dividends totaled $123,998 and $83,071, respectively.

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

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. To date, the Company has not experienced a significant adverse economic impact due to COVID-19. While travel and other restrictions have been imposed, the company has mitigated the situation by teleconferencing, web demos, etc. However, there is no assurance that we will not have any adverse impact in the future.

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

Results of Operations

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020.

Revenue

Revenues from operations were $1,651,297 for the year ended September 30, 2021 as compared to $1,752,024 for the year ended September 30, 2020. Subscriptions of ReadyOp software increased 19.3% from $1,325,623 to $1,581,413 in the year ended September 30, 2020 and 2021, respectively. Sales of ReadyOp ACE IP gateways decreased 90.65% from $333,750 to $31,200 in the year ended September 30, 2020 and 2021, respectively. This decrease was primarily due to one client purchasing $212,000 of ReadyOp ACE IP gateways in 2020. Consulting fees and related income decreased from $49,350 in 2020 to $18,815 in 2021 due to less training activity due to COVID in the year ended September 30, 2021.

Cost of Revenue

Cost of revenues was $267,298 for the year ended September 30, 2021, as compared to $407,136 for the year ended September 30, 2020. This decrease was primarily due to higher costs associated with the large ReadyOp ACE IP gateway sale in 2020. Gross profits were $1,383,999 and $1,344,888 for the years ended September 30, 2021 and 2020, respectively. Gross profit margin increased to 84% from 77% for the years ended September 30, 2021 and 2020, respectively. The increase was primarily due to higher margins generated from subscriptions of ReadyOp software and lower profit margins from sales of ReadyOp ACE IP gateways.

Operating Expenses

Operating expenses increased 4.73% to approximately $1,158,318 for the year ended September 30, 2021 compared to $1,105,956 for the year ended September 30, 2020. For the year ended September 30, 2021, selling expenses were $571,242 compared to $530,853 for the year ended September 30, 2020. This increase is primarily due to an increase in travel expenses and slightly offset by the decrease in advertising expenses. General and administrative expenses increased by $6,265 or 1.52%. Amortization and depreciation expense decreased by 81.45% from $11,480 for the year ended September 30, 2020 to $2,129  for the year ended September 30, 2021. Research and development expenses were $152,602 for the year ended September 30, 2020 as compared to $167,661 for the year ended September 30, 2021. The increase was primarily due to increase in consulting expense and expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expenses)

The Company's other income increased to $135,417 from other expense of ($8,727) during the year ended September 30, 2021, as compared to the year ended September 30, 2020. The primary reason for this increase was the settlement of certain accounts payable, gain on forgiveness of PPP loan and slightly offset by the decreased interest expense.

Income from Continuing Operations

The Company's income from continuing operations increased to $361,098 from $230,205 during the year ended September 30, 2021 as compared to the year ended September 30, 2020. The increase was primarily due to higher margins generated from subscriptions of ReadyOp software.

Loss from Discontinued Operations

There was no loss from discontinued operations during the year ended September 30, 2021 compared to a loss of $64,936 for the year ended September 30, 2020. The reason for the decrease was the deconsolidation of VoiceInterop from the Company in February 2020.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $320,171 and $124,119 for the years ended September 30, 2021 and 2020, respectively. The increase was primarily due to gain on forgiveness of PPP loan and higher profit margins generated from subscription of ReadyOp software in 2021.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended September 30, 2021, net cash provided by operations of $378,558 was the result of a net income of $361,098, depreciation expense of $2,129, provision of bad debt of $10,000, gain on forgiveness on PPP loan of $106,727, gain on settlement and reversal of accounts payable of $29,965, an increase in accounts receivable of $111,630, an increase in prepaid expenses of $9,541, an increase in due from related parties of $31,381 and a slight increase in inventory of $2,182. These were offset by a decrease of accounts payable of $63,458, a decrease in accrued expenses of $43,457 and an increase in deferred revenue of $403,671.

For the year ended September 30, 2020, net cash used in operations of $1,802 was the result of a net income of $165,269, depreciation expense of $602, recovery of bad debt of $13,335, a decrease in accounts receivable of $10,676, a decrease in inventory of $7,367, an increase in prepaid expenses of $15,760, and a decrease in assets from discontinued operations of $9,929. These were offset by a decrease of accounts payable of $11,483, a decrease in accrued expenses of $79,843, a decrease in deferred revenue of $48,412, a decrease in customer deposit of $26,756 and an increase in liabilities from discontinued operations of $2,486.

Net cash used in investing activities was $5,093 for the year ended September 30, 2021, which was a purchase of fixed assets as compared to net cash used in investing activities, which was $34,029 for the year ended September 30, 2020, which was attributable to the issuance of notes receivable of $25,000 and purchase of fixed assets of $9,029.

Net cash used in financing activities was $48,447 for the year ended September 30, 2021 which was a repayment of a stockholder note payable of $48,447. Net cash provided by financing activities was $84,116 for the year ended September 30, 2020, which was attributable to proceeds from PPP loan, proceeds from notes payable stockholders and repayment of notes payable to stockholders.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were  effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrant's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2021, that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	62	Chairman and Director	2016
Michael M. Moore	67	Chief Executive Officer and Director	2015
Larry M. Reid	77	President, Chief Financial Officer, Secretary and Director	1999

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2021, and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2020	96,000	15,356	-0-	-0-	-0-	-0-	-0-	111,356
	2021	96,000	2,000	-0-	-0-	-0-	-0-	-0-	98,000
Michael Moore (2)	2020	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	2021	200,000	1,000	-0-	-0-	-0-	-0-	-0-	201,000

(1) Mr. Reid is our Chief Financial Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

Our Executive Officers have not received any equity awards for the years ended September 30, 2021 and 2020.

Director Compensation

Our Directors have not received compensation for the years September 30, 2021 and 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

●	Each person who owns beneficially outstanding shares of our preferred stock;

●	Each person who owns beneficially outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.20%	511,225	5.93%
Marc Moore (4)	5,702,988	2.50%	3,000,000	34.18%
Richard J. Martin	1,868,202	0.82%	1,582,966	18.37%
All directors and officers as a group (one person)	12,587,515	5.52%	5,094,199	59.12%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 228,578,995 shares were issued and outstanding.  As of the date of this report, we have 71,250,010 authorized and designated shares of preferred stock, par value $0.00001 per share, of which 7,525,403 shares were issued and outstanding.  Mr. Reid owns 511,525 shares of Series C Preferred stock.  See below for a description of our preferred stock and voting rights. Mr. Martin owns 512,996 shares of our Series A Preferred stock and 1,070,000 shares of our Series C Preferred stock.

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

Preferred Stock

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 7,525,403 shares were issued and outstanding. There are currently 5 series of preferred stock designated as follows:

●	1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;

●	10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;

●	50,000,000 shares have been designated as Series C Preferred Stock, 3,341,503 of which are issued and outstanding; and

●	10,000,000 shares have been designated Series D Preferred stock, of which 670,904 are issued and outstanding; and

●	10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Liggett & Webb, P.A. for professional services rendered for the audit and reviews of our financial statements for the fiscal years ended September 30, 2021 and 2020 were $46,000 and $46,000, respectively.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb, P.A. for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2021 and 2020 was $3,000 and $3,300, respectively.

Tax Fees

The aggregate tax fees billed by Liggett & Webb, P.A. professional services rendered for tax services for the fiscal years ended September 30, 2021 and 2020 was $1,200 and $1,200, respectively.

All Other Fees

There were no other fees billed by Liggett & Webb, P.A. for professional services rendered during the fiscal years ended September 30, 2021 and 2020, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

101	XBRL Instance Document (XBRL tags are embedded within the Inline iXBRL document)

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: December 29, 2021

 By /s/ Michael M. Moore

 Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

 Larry M. Reid, Chief Financial Officer and

 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2021

By /s/ Michael M. Moore

 Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

 Larry M. Reid, Chief Financial Officer and

 Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cleartronic, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of accounts receivable

As described in Note 2 to the consolidated financial statements, the Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

Auditing management's estimate of the allowance for doubtful accounts was highly judgmental as it involved our assessment of the historical data, collections and other inputs used by the Company.

To test the allowance for doubtful accounts, we performed audit procedures that included, among others, evaluating the methodologies used in the determination of allowance for doubtful account and the historical data, collections and other inputs used by the Company as well as the subsequent collections.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2016.

Boynton Beach, Florida

December 29, 2021

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2021	September 30, 2020
Current assets:
Cash	$401,001	$75,983
Accounts receivable, net	320,245	218,615
Inventory	14,653	12,471
Prepaid expenses and other current assets	47,383	39,416
Note receivable	-	25,000
Total current assets	783,282	371,485

Property and Equipment, net	11,391	8,427

Other assets:
Due from related party	44,801	13,420
Total other assets	44,801	13,420
Total assets	$839,474	$393,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$159,952	$253,372
Accrued expenses	-	43,457
Deferred revenue, current portion	977,296	693,886
Notes payable stockholders	-	48,447
Note payable, current portion	-	18,944
Total current liabilities	1,137,248	1,058,106

Long Term Liabilities
Note payable, net of current portion	-	87,783
Deferred revenue, net of current portion	154,500	34,239
Total long term liabilities	154,500	122,022
Total liabilities	1,291,748	1,180,128

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,341,503 and 4,433,375 shares issued and outstanding, respectively	34	45
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 228,078,995 and 223,994,635 shares issued, respectively	2,286	2,240
228,578,995 and 223,994,635 shares outstanding, respectively	-	-
Additional paid-in capital	15,240,107	15,266,718
Accumulated Deficit	(15,694,743)	(16,055,841)
Total stockholders' deficit	(452,274)	(786,796)
Total liabilities and stockholders' deficit	$839,474	$393,332

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended September 30, 2021	For the year ended September 30, 2020
Revenue	$1,651,297	$1,752,024
Cost of Revenue	267,298	407,136
Gross Profit	1,383,999	1,344,888

Operating Expenses:
Selling expenses	571,242	530,853
Administrative expenses	417,286	411,021
Amortization and depreciation	2,129	11,480
Research and development	167,661	152,602
Total Operating Expenses	1,158,318	1,105,956

Gain on the settlement and reversal of accounts payable	29,965	-
Gain on forgiveness of PPP loan	106,727	-
Interest expense, net	(1,275)	(8,727)
Total Other Income (Expense)	135,417	(8,727)

Income from continuing operations before income taxes	361,098	230,205
Provision for income taxes from continuing operations	-	-

Income from continuing operations	361,098	230,205

Discontinued operations
Loss from discontinued operations	-	(64,936)
Provision for Income taxes from discontinued operations	-	-
Loss from discontinued operations	-	(64,936)

Net Income	361,098	165,269

Preferred stock dividends Series A Preferred	(40,927)	(41,150)

Net income attributable to common stockholders	$320,171	$124,119

Net income per share - basic and diluted
Income from Continuing Operations	0.00	0.00
Loss from discontinued operations	-	(0.00)
Net income per common share - basic	$0.00	$0.00

Net income per common share - diluted	$0.00	$0.00

Weighted Average of number of shares outstanding - basic	226,520,440	220,978,242
Weighted Average of number of shares outstanding - diluted	597,882,075	597,799,237

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	For the year ended September 30, 2021	For the year ended September 30, 2020
NET INCOME	$361,098	$165,269
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Amortization of ReadyOp software platform	-	10,878
Depreciation expense	2,129	602
Gain on forgiveness of PPP loan	(106,727)	-
Gain on the settlement and reversal of accounts payable	(29,965)	-
Provision (Recovery) for bad debt	10,000	(13,335)
(Increase) decrease in assets:
Accounts receivable	(111,630)	10,676
Inventory	(2,182)	7,367
Prepaid expenses and other current assets	(9,541)	(15,760)
Due from related party	(31,380)	(13,420)
Assets from discontinued operations	-	9,929
Increase (decrease) in liabilities:
Accounts payable	(63,458)	(11,483)
Accrued expenses	(43,457)	(79,843)
Deferred revenue	403,671	(48,412)
Customer deposit	-	(26,756)
Liabilities from discontinued operations	-	2,486
Net Cash Provided By (Used In) Operating Activities	378,558	(1,802)

Cash Flows From Investing Activities
Purchase of fixed assets	(5,093)	(9,029)
Issuance of note receivable	-	(25,000)
Net Cash Used in Investing Activities	(5,093)	(34,029)

Cash Flows From Financing Activities
Proceeds from issuance of installment loan-discontinued operations	-	43,600
Repayment of installment loan - discontinued operations	-	(33,151)
Proceeds from notes payable	-	106,727
Proceeds from notes payable stockholders	-	50,000
Repayment of notes payable stockholders	(48,447)	(94,422)
Proceeds from loan payable - related party - discontinued operations	-	11,362
Net Cash (Used in) Provided by Financing Activities	(48,447)	84,116

Net increase in cash	325,018	48,285

Cash at beginning of year	75,983	27,698

Cash at end of year	$401,001	$75,983

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,754	$13,930
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Operating lease asset obtained for operating lease liability from discontinued operations	$-	$75,078
Deconsolidation of Voiceinterop, Inc.	$-	$225,316
Return of 875,000 shares of common stock in exchange for notes and interest receivable	$26,576	$-

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred				Additional
	Stock		Stock		Stock		Stock		Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2019	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	211,994,635	$2,120	$15,041,522	$(16,221,110)	$(1,177,381)

Acquisition of ReadyMed platform in exchange for common stock	-	-	-	-	-	-	-	-	-	-	12,000,000	120	(120)	-	-

Deconsolidation of Voiceintrop, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	225,316	-	225,316

Net income for the year ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	165,269	165,269

Balance at September 30, 2020	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,055,841)	$(786,796)

Returned of common stock in exchange for notes receivable and interest	-	-	-	-	-	-	-	-	-	-	(875,000)	(9)	(26,567)	-	(26,576)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(1,091,872)	(11)	-	-	-	-	5,459,360	55	(44)	-	-

Net income for the year ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	361,098	361,098

Balance at September 30, 2021	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,578,995	$2,286	$15,240,107	$(15,694,743)	$(452,274)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2021 and 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiary, ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated. On February 14, 2020, the deconsolidation of VoiceInterop was completed and transactions through that date are recorded as discontinued operations (See Note 10).

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on September 30, 2021 and September 30, 2020.

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

The Company provided $10,000 and $6,000 allowances for doubtful accounts as of September 30, 2021 and September 30, 2020, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

ASSET ACQUISITION

In October 2019, the Company acquired a software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock valued at historical costs of $600,000. ReadyMed is a web based secure communication platform designed for the health care industry. This includes hospitals, clinics, doctor’s offices and health insurance companies and many other segments of the health care industry. It provides hospitals with patient tracking capability within the hospital. It allows physicians to track patient progress after release from the hospital and allows for secure communication with the patient to track the healing process, record their recovery and monitor their medications. As of the acquisition date, the Company has recorded an estimated historical cost of the ReadyMed software platform based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired. After the preliminary purchase price allocation period, the Company recorded adjustments to assets acquired subsequent to the purchase price allocation period in the period in which the adjustments were determined. Accordingly, the ReadyMed software platform purchased price was adjusted. As of September 30, 2021 and September 30, 2020, the ReadyMed software platform is valued at historical costs of $0 (See Notes 6 and 7).

In November 2016, the Company acquired the ReadyOp software platform and the Collabria customer base from Collabria LLC. In exchange for these assets the Company issued 3,000,000 shares of restricted Series E Convertible Preferred stock valued at $292,240. This valuation was based on internal calculations and validated by a third party valuation expert. The ReadyOp software platform was valued at $195,600 to be amortized over three years. The amortization expense for the years ended September 30, 2021 and 2020 was $0 and $10,878, respectively. As of September 30, 2021 and September 30, 2020, ReadyOp software platform has been fully amortized.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of September 30, 2021 and September 30, 2020, the Company had $139,577 and $0, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred. For the years ended September 30, 2021 and 2020, the Company had $167,661 and $152,602, respectively, in research and development costs .

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of September 30, 2021 and September 30, 2020, respectively, the Company recorded $41,283 and $20,900, respectively, in deferred subscriber costs, which is included as a component of prepaid expense.

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

As of September 30, 2021 and 2020, we had no options and warrants outstanding.

As of September 30, 2021 and 2020, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2021 and 2020, we had 3,341,503 and 4,433,375 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,707,515 and 22,166,875 shares of common stock, respectively.

As of September 30, 2021 and 2020, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of September 30, 2021 and 2020, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the years ended September 30, 2021 and 2020:

	For the year ended September 30, 2021	For the year ended September 30, 2020
Net income attributable to common stockholders for the year	$320,171	$124,119
Add: Preferred stock dividends	40,927	41,150

Adjusted net income	$361,098	$165,269

Weighted average number of shares outstanding	226,520,440	220,978,242
Add: Shares issued upon conversion of preferred stock	371,361,635	376,820,995
Weighted average number of common and common equivalent shares	597,882,075	597,799,237

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2021 and September 30, 2020, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $20,280 and $41,444 during the years ended September 30, 2021 and 2020, respectively.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2021 and September 30, 2020, property and equipment, net, is as follows:

	September 30, 2021	September 30, 2020
Office Equipment	$14,122	$9,029
Less: Accumulated Depreciation	(2,731)	(602)
Total Property and Equipment, net	$11,391	$8,427

Depreciation expense for the years ended September 30, 2021 and 2020, was $2,129 and $602, respectively

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

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable (See Note 7).

Interest income for the years ended September 30, 2021 and 2020 was $1,167 and $409, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable to Stockholders

As of September 30, 2021 and September 30, 2020, the Company had unsecured notes payable to stockholders totaling $0 and $48,447, respectively. One note with a principal balance of $17,588 was due on December 31, 2019. The maturity of the note payable in the amount of $17,588 was extended to August 31, 2020 and was paid in full including $8,002 in accrued interest on March 19, 2021.

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of a note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279. The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months. During the years ended September 30,2021 and 2020, the Company made a repayment of $48,447 and $26,832, respectively. As of September 30, 2021 and 2020, the balance due was $0 and $48,447.

Interest expense on the notes payable to stockholders was $1,754 and $9,136 for the years ended September 30, 2021 and 2020, respectively.

	September 30, 2021	September 30, 2020
Note payable stockholder	$-	$48,447
Less: current portion	-	(48,447)
Long-term note payable	$-	$-

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

Note Payable - PPP Loan

On June 10, 2020, the Company, was granted a loan (the "Loan") from Bank of America, N.A., in the aggregate amount of $106,727, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated on or about June 10, 2020 issued by the Borrower, matures on or about June 10, 2025 and bears interest at an approximate rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On July 20, 2021, the loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on forgiveness of PPP loan in the amount of $106,727 in the fourth quarter of 2021.

	September 30, 2021	September 30, 2020
Note payable (PPP Loan)	$-	$106,727
Less: current portion	-	(18,944)
Long-term note payable	$-	$87,783

Note Payable

On December 2, 2019, the Company issued a promissory note in the amount of $50,000. The loan balance of $50,000 and interest of $732 was paid in full at maturity on February 29, 2020.

NOTE 6 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of September 30, 2021 and September 30, 2020, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $123,998 and $83,071, respectively.

Common stock issued for Conversion of C Preferred

During the year ended September 30, 2021, the holders of Series C preferred stock, converted 1,091,872 shares of Series C Preferred Stock into 5,459,360 shares of Common Stock.

Common stock issued in Exchange for Notes Receivable

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable (See Note 4).

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense incurred during the years ended September 30, 2021 and 2020 was $17,901 and $31,532, respectively (See Note 8).

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

On September 30, 2019, the note holder, who is a shareholder and director, converted $65,000 of a note payable and $10,279 of accrued interest into an installment promissory note with a principal balance of $75,279. The note is due on September 30, 2021 and bears an interest rate of 8%. This note requires a monthly payment of $3,405 for the next 24 months. During the years ended September 30,2021 and 2020, the Company made a repayment of $48,447 and $26,832, respectively. As of September 30, 2021 and 2020, the balance due was $0 and $48,447 (See Note 5).

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

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable (See Notes 4 and 6).

As of September 30, 2021, the Company advanced $44,801 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on demand and bears interest at 5% effective June 30, 2021.

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

Rent expense incurred during the years ended September 30, 2021 and 2020 was $17,901 and $31,532, respectively.

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company's revenue for the years ended September 30, 2021.

No customer accounted for more than 10% of the Company's revenue for the years ended September 30, 2020.

As of September 30, 2021, no customer accounted for more than 10% of the Company's total outstanding accounts receivable.

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

The Company paid USFRF a License Issue Fee of $6,000 and $953 as reimbursement of expenses associated with the filing of the Licensed Patent. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021

-and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of September 30, 2021 and 2020, the Company has recorded $6,000 and $3,000 for the minimum royalty for the fiscal year ended 2021 and 2020.

NOTE 9 - DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2021 and 2020 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2021, the Company has an adjusted net operating loss carryforward of approximately $14,210,000 that expire through 2038. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits. Significant components of the Company's net deferred income tax assets at September 30, 2021 and 2020, respectively are as follows:

	2021	2020
Depreciation	$2,746	$-
Allowance for doubtful account	12,332	9,797
Net operating loss carryforward	3,601,402	3,693,736
Net deferred income tax asset	3,616,480	3,703,533
Less: valuation allowance	(3,616,480)	(3,703,533)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2021	2020
Federal statutory taxes	$71,660	$32,798
State income taxes, net of federal benefit	19,860	9,090
Change in tax estimates	(5,901)	427,325
Less: Valuation allowance, non-deductible items	1,434	445
Change in valuation allowance	(87,053)	(469,658)
	$-0-	$-0-

	2021	2020
Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

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

NOTE 10 - DISCONTINUED OPERATIONS

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

For the period
From October 1, 2019 to
February 14, 2020 (Deconsolidation Date)
Revenue	$27,698
Cost of Revenue	12,383
Gross Profit	15,315

Operating Expenses:
Selling expenses	3,862
Administrative expenses	24,151
Professional Fees	50,007
Total Operating Expenses	78,020

Loss from operations	(62,705)

Other Income (Expense)
Other Income	5,750
Interest and other expense	(7,981)
Total Other Expense	(2,231)

Loss Before Income Taxes	(64,936)
Provision for Income Taxes	-
Loss from discontinued operations	$(64,936)

On February 14, 2020, the Company recorded $225,316 to additional paid in capital for deconsolidation of VoiceInterop, Inc. and discontinued operations are not presented.

February 14, 2020
(Deconsolidation Date)
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

Operating lease asset and liability

The Company leases its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense paid to the related party was $17,901 and $31,532 for the years ended September 30, 2021 and 2020, respectively.

As of February 14, 2020, the operating lease liabilities of $66,114 and lease assets of $62,226 were included in liabilities from discontinued operations and were deconsolidated.

NOTE 11 - SUBSEQUENT EVENTS

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expires on November 30, 2022.