Form 10-Q
period 2021-12-31
Cleartronic, Inc.
filed 2022-02-10
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File No. 000-55329

Cleartronic, Inc. (Exact name of registrant as specified in its charter)
Florida	65-0958798
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
8000 North Federal Highway, Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 228,578,995 shares as of February 14, 2022.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2021	September
	(unaudited)	30, 2021
Current assets:
Cash	$378,094	$401,001
Accounts receivable, net	273,378	320,245
Inventory	21,241	14,653
Prepaid expenses and other current assets	14,019	47,383
Total current assets	686,732	783,282

Property and Equipment, net	15,635	11,391

Other assets:
Due from related party	51,187	44,801
Total other assets	51,187	44,801
Total assets	$753,554	$839,474

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$186,358	$159,952
Deferred revenue, current portion	815,023	977,296
Total current liabilities	1,001,381	1,137,248

Long Term Liabilities
Deferred revenue, net of current portion	144,200	154,500
Total long term liabilities	144,200	154,500
Total liabilities	1,145,581	1,291,748

Commitments and Contingencies (See Note 6)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,341,503 shares issued and outstanding, respectively.	34	34
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 228,578,995 shares issued and outstanding, respectively.	2,286	2,286
Additional paid-in capital	15,240,107	15,240,107
Accumulated Deficit	(15,634,496)	(15,694,743)
Total stockholders' deficit	(392,027)	(452,274)
Total liabilities and stockholders' deficit	$753,554	$839,474

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended December 31, 2021	For the Three Months ended December 31, 2020
Revenue	$519,185	$381,338
Cost of Revenue	92,236	60,334
Gross Profit	426,949	321,004

Operating Expenses:
Selling expenses	188,545	160,859
Administrative expenses	127,915	92,366
Depreciation	814	451
Research and development	49,260	30,789
Total Operating Expenses	366,534	284,465

Interest expense, net	(168)	(1,115)
Total Other Expense	(168)	(1,115)

Income from operations before income taxes	60,247	35,424

Provision for income taxes from operations	-	-

Net Income	60,247	35,424

Preferred stock dividends Series A Preferred	(10,344)	(10,346)

Net income attributable to common stockholders	$49,903	$25,078

Net income per common share - basic	$0.00	$0.00
Net income per common share - diluted	$0.00	$0.00

Weighted Average of number of shares outstanding - basic	228,578,995	223,994,635

Weighted Average of number of shares outstanding - diluted	599,940,630	600,815,630

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	For the Three Months	For the Three Months
	ended	ended
	December 31, 2021	December 31, 2020
NET INCOME	$60,247	$35,424
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	814	451
Provision for bad debt	-	16,500
(Increase) decrease in assets:
Accounts receivable	46,867	40,900
Inventory	(6,588)	594
Prepaid expenses and other current assets	33,364	(14,404)
Due from related party	(6,386)	(1,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	26,406	(9,852)
Deferred revenue	(172,573)	(70,540)
Net Cash Used In Operating Activities	(17,849)	(1,927)

Cash Flows From Investing Activities
Purchase of fixed assets	(5,058)	-
Net Cash Used in Investing Activities	(5,058)	-

Cash Flows From Financing Activities
Repayment of notes payable stockholders	-	(15,615)
Net Cash Used in Financing Activities	-	(15,615)

Net decrease in cash	(22,907)	(17,542)

Cash at beginning of period	401,001	75,983

Cash at end of period	$378,094	$58,441

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$168	$1,498
Cash paid for taxes	$690	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2021	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,578,995	$2,286	$15,240,107	$(15,694,743)	$(452,274)

Net income for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	60,247	60,247
Balance at December 31, 2021 (Unaudited)	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,578,995	$2,286	$15,240,107	$(15,634,496)	$(392,027)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance at September 30, 2020	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,055,841)	$(786,796)

Net income for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	35,424	35,424

Balance at December 31, 2020 (Unaudited)	512,996	$5	-	$-	4,433,375	$45	670,904	$7	3,000,000	$30	223,994,635	$2,240	$15,266,718	$(16,020,417)	$(751,372)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

December 31, 2021

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2021 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2022.

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

Significant estimates include the assumptions used in valuation of deferred tax assets, estimated useful life of property and equipment, valuation of inventory and allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on December 31, 2021 and September 30, 2021.

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

The Company provided $10,000 and $10,000 allowances for doubtful accounts as of December 31, 2021 and September 30, 2021, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter onset the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of December 31, 2021 and September 30, 2021, the Company had $0 and $139,577, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred. For the three months ended December 31, 2021 and 2020, the Company had $49,260 and $30,789, respectively, in research and development costs.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of December 31, 2021 and September 30, 2021, respectively, the Company recorded $0 and $41,283, respectively, in deferred subscriber costs, which is included as a component of prepaid expense.

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

EARNINGS PER SHARE

Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

As of December 31, 2021 and 2020, we had no options and warrants outstanding.

As of December 31, 2021 and 2020, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2021 and 2020, we had 3,341,503 and 4,433,375 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,707,515 and 22,166,875 shares of common stock, respectively.

As of December 31, 2021 and 2020, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2021 and 2020, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the three months ended December 31, 2021 and 2020:

	For the Three Months ended December 31, 2021	For the Three Months ended December 31, 2020
Net income attributable to common stockholders for the period	$49,903	$25,078

Weighted average number of shares outstanding	228,578,995	223,994,635

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the Three Months ended December 31, 2021	For the Three Months ended December 31, 2020
Net income attributable to common stockholders for the period	$49,903	$25,078
Add: Preferred stock dividends	10,344	10,346

Adjusted net income	$60,247	$35,424

Weighted average number of shares outstanding	228,578,995	223,994,635
Add: Shares issued upon conversion of preferred stock	371,361,635	376,820,995
Weighted average number of common and common equivalent shares	599,940,630	600,815,630

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2021 and September 30, 2021, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $5,025 and $3,532 during the three months ended December 31, 2021 and 2020, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2021 and September 30, 2021, property and equipment, net, is as follows:

	December 31, 2021	September 30, 2021
Office Equipment	$19,180	$14,122
Less: Accumulated Depreciation	(3,545)	(2,731)
Total Property and Equipment, net	$15,635	$11,391

Depreciation expense for the three months ended December 31, 2021 and 2020, was $814 and $451, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of December 31, 2021 and September 30, 2021, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $134,342 and $123,998, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary. Rent expense incurred during the three months ended December 31, 2021 and 2020 was $5,886 and $4,473, respectively (See Note 6).

As of December 31, 2021, the Company advanced $51,187 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on demand and bears interest at 5% effective June 30, 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

Through December 1, 2021, the Company leases approximately 1,700 square feet for its principal offices in Boca Raton, Florida at a monthly rental of approximately $3,500, which expired in November 2018. VoiceInterop executed a new 3-year lease with its current landlord on December 1, 2018 for the same office space. The lease provided one month free as a concession. The monthly rent is $3,630 and provides for annual increases of base rent of 4% until the expiration date. The lease expires on November 30, 2021. Upon the deconsolidation, the Company subleases the office space from VoiceInterop at approximately $1,400 per month.

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expires on November 30, 2022.

Rent expense incurred during the three months ended December 31, 2021 and 2020 was $5,886 and $4,473, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended December 31, 2021, one customer accounted for 14% of the Company's revenues .

For the three months ended December 31, 2020, one customer accounted for 11% of the Company's revenues.

As of December 31, 2021, no customer accounted for more than 10% of the Company's total outstanding accounts receivable.

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

Under the terms of an employment agreement effective on March 13, 2015, Mr. Reid as CFO receives an annual salary of $96,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods. Effective October 1, 2021, the annual compensation increased to $104,000.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of December 31, 2021 and 2020, the Company has recorded $2,000 and $2,953 for the minimum royalty for the fiscal year ended 2022 and 2021.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2020

Revenue

Revenues increased 36.15% to $519,185 for the three months ended December 31, 2021 as compared to $381,338 for the three months ended December 31, 2020. The primary reason for the increase in revenue was due to an increase subscriptions to the ReadyOp platform increased from $369,740 in 2020 to $449,500 in 2021, or approximately 21.57% and slightly offset by a decrease in sales of ReadyOp hardware products from $5,800 in 2020 to $2,000 in 2021. Consulting fees and related income increased from $5,798 in 2020 to $67,685 in 2021 due to more training activity and sale of thermal scanners in the three months ended December 31, 2021.

Cost of Revenue

Cost of revenues was $92,236 for the three months ended December 31, 2021 as compared to $60,334 for the three months ended December 31, 2020.Gross profits were $426,949 and $321,004 for the three months ended December 31, 2021 and December 31, 2020, respectively. Gross profit margins decreased from 84% for the three months ended December 31, 2020 to 82% for the three months ended December 31, 2021. The decrease in gross profit was primarily due to higher costs associated with sales of subscriptions to the ReadyOp platform.

Operating Expenses

Operating expenses increased 28.85% to $366,534 for the three months ended December 31, 2021 compared to $284,465 for the three months ended December 31, 2020. The increase was primarily due increases in selling, administrative expense, research and development and depreciation expense. For the three months ended December 31, 2021, selling expenses were $188,545 compared to $160,859 for the three months ended December 31, 2020. This increase was primarily due to an increase in advertising, travel and commissions expense. General and administrative expenses increased by $35,549 or 38.49% as a result of increase in general business expenses. Depreciation expense increased by 80.49% from $451 for the three months ended December 31, 2020 to $814 for the three months ended December 31, 2021 due to the additional computer equipment purchased during the period. Research and development expenses were $30,789 for the three months ended December 31, 2020 as compared to $49,260 for the three months ended December 31, 2021. The increase was primarily due to expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation and an increase in salary. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Expenses

The Company's other expenses decreased to $168 from other expense of $1,115 during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The primary reason for this decrease was a decrease in interest expense as the notes payable were fully repaid in the prior year.

Income from Operations

The Company’s income from operations was $60,247 during the three months ended December 31, 2021 as compared to $35,424 for the three months ended December 31, 2020. The increase was primarily due to an increase in subscription of ReadyOp software in 2021 and an offset by an increase in operating expenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $49,903 for the three months ended December 31, 2021 as compared to a net income of $25,078 for the three months ended December 31, 2020. The increase was primarily due to increased subscriptions to the ReadyOp platform.

 LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2021, net cash used in operations of $17,849 was the result of a net income of $60,247, a decrease in accounts receivable of $46,867, and an increase of accounts payable of $26,406. These were offset by an increase in inventory of $6,588, a decrease in prepaid expenses of $33,364, and a decrease in deferred revenue of $172,573.

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

Net cash used in investing activities was $5,058 for the three months ended December 31, 2021, which was a purchase of fixed assets.

Net cash used in financing activities was $15,615 for the three months ended December 31, 2020 which was a repayment of a stockholder note payable of $15,615.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2021 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

February ____, 2022

By: /s/ Michael M. Moore

       Michael M. Moore

       Principal Executive Officer

By:/s/ Larry M. Reid

        Larry M. Reid

        Principal Financial Officer and

        Chief Accounting Officer