Form 10-Q/A
period 2021-12-31
Cleartronic, Inc.
filed 2022-02-10
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to FORM 10-Q)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 228,578,995 shares as of February 10, 2022.

EXPLANATORY NOTE

The Amendment no. 1 to Form 10-Q is being provided to correctly date the filing in all instances, dated February 10, 2022.

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

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended December 31, 2021	For the Three Months ended December 31, 2020
Revenue	$519,185	$381,338
Cost of Revenue	92,236	60,334
Gross Profit	426,949	321,004

Operating Expenses:
Selling expenses	188,545	160,859
Administrative expenses	127,915	92,366
Depreciation	814	451
Research and development	49,260	30,789
Total Operating Expenses	366,534	284,465

Interest expense, net	(168)	(1,115)
Total Other Expense	(168)	(1,115)

Income from operations before income taxes	60,247	35,424

Provision for income taxes	-	-

Net Income	60,247	35,424

Preferred stock dividends Series A Preferred	(10,344)	(10,346)

Net income attributable to common stockholders	$49,903	$25,078

Net income per common share - basic	$0.00	$0.00
Net income per common share - diluted	$0.00	$0.00

Weighted Average of number of shares outstanding - basic	228,578,995	223,994,635

Weighted Average of number of shares outstanding - diluted	599,940,630	600,815,630

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

Cost of Revenue

Cost of revenues was $92,236 for the three months ended December 31, 2021 as compared to $60,334 for the three months ended December 31, 2020. Gross profits were $426,949 and $321,004 for the three months ended December 31, 2021 and December 31, 2020, respectively. Gross profit margins decreased from 84% for the three months ended December 31, 2020 to 82% for the three months ended December 31, 2021. The decrease in gross profit was primarily due to higher costs associated with sales of subscriptions to the ReadyOp platform.

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer*
31.2	Section 302 Certification by the Corporation’s Principal Financial Officer*
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*
Filed herewith.*

(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

February 10, 2022

By: /s/ Michael M. Moore

 Michael M. Moore

 Principal Executive Officer

By:/s/ Larry M. Reid

 Larry M. Reid

 Principal Financial Officer and

 Chief Accounting Officer