Form 10-Q
period 2022-03-31
Cleartronic, Inc.
filed 2022-05-11
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 228,120,695 shares as of May 10, 2022.

-i-

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2022	September 30, 2021
	(unaudited)
Current assets:
Cash	$ 383,778	$ 401,001
Accounts receivable, net	290,811	320,245
Inventory	19,248	14,653
Prepaid expenses and other current assets	36,040	47,383
Total current assets	729,877	783,282

Property and Equipment, net	14,675	11,391

Other assets:
Due from related party	53,302	44,801
Total other assets	53,302	44,801
Total assets	$ 797,854	$ 839,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 153,030	$ 159,952
Deferred revenue, current portion	786,795	977,296
Total current liabilities	939,825	1,137,248

Long Term Liabilities
Deferred revenue, net of current portion	144,400	154,500
Total long term liabilities	144,400	154,500

Total liabilities	1,084,225	1,291,748

Commitments and Contingencies (See Note 6)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	34	34
3,341,503 shares issued and outstanding, respectively.
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,281	2,286
228,120,695 and 228,578,995, shares issued and outstanding, respectively.
Additional paid-in capital	15,240,112	15,240,107
Accumulated Deficit	(15,528,840)	(15,694,743)
Total stockholders' deficit	(286,371)	(452,274)
Total liabilities and stockholders' deficit	$ 797,854	$ 839,474

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three months Ended March 31, 2021	For the Six Months Ended March 31, 2022	For the Six Months Ended March 31, 2021
Revenue	$ 470,623	$ 422,722	$ 989,808	$ 804,060
Cost of Revenue	65,900	73,469	158,136	133,803
Gross Profit	404,723	349,253	831,672	670,257

Operating Expenses:
Selling expenses	135,865	109,272	324,410	270,131
Administrative expenses	115,125	128,717	243,040	221,083
Amortization and depreciation	960	451	1,774	902
Research and development	47,016	39,538	96,276	70,327
Total Operating Expenses	298,966	277,978	665,500	562,443

Interest expense, net	(101)	(153)	(269)	(1,268)
Total Other Expense	(101)	(153)	(269)	(1,268)

Income before income taxes	105,656	71,122	165,903	106,546

Provision for income taxes	-	-	-	-

Net Income	105,656	71,122	165,903	106,546

Preferred stock dividends Series A Preferred	(10,119)	(10,119)	(20,463)	(20,465)

Net income attributable to common stockholders	$ 95,537	$ 61,003	$ 145,440	$ 86,081

Net income per common share - basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Net income per common share - diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average of number of shares outstanding - basic	228,359,918	224,195,273	228,359,918	224,195,273

Weighted Average of number of shares outstanding - diluted	599,721,553	598,407,968	599,721,553	598,407,968

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2022	March 31, 2021
NET INCOME	$ 165,903	$ 106,546
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	1,774	902
Provision for bad debt	-	5,000
(Increase) decrease in assets:
Accounts receivable	29,434	57,515
Inventory	(4,595)	5,486
Prepaid expenses and other current assets	11,343	(14,289)
Due from related party	(8,501)	-
Increase (decrease) in liabilities:
Accounts payable	(6,922)	(21,582)
Accrued expenses	-	(43,457)
Deferred revenue	(200,601)	(18,467)
Net Cash (Used In) Provided by Operating Activities	(12,165)	77,654

Cash Flows From Investing Activities
Purchase of fixed assets	(5,058)	-
Net Cash Used in Investing Activities	(5,058)	-

Cash Flows From Financing Activities
Repayment of notes payable stockholders	-	(48,447)
Net Cash Used in Financing Activities	-	(48,447)

Net (decrease) increase in cash	(17,223)	29,207

Cash at beginning of period	401,001	75,983

Cash at end of period	$ 383,778	$ 105,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 269	$ 2,754
Cash paid for taxes	$ 690	$ -

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022
(Unaudited)

													Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2021	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$15,240,107	$(15,694,743)	$ (452,274)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the six months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	165,903	165,903
Balance at March 31, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$(15,528,840)	$ (286,371)

Balance at December 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$ 15,240,107	$(15,634,496)	$ (392,027)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	105,656	105,656
Balance at March 31, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$(15,528,840)	$ (286,371)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021
(Unaudited)

													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2020	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$(16,055,841)	$ (786,796)

Series C Convertible Preferred shares exchanged for common shares	-	-	-	-	(521,660)	(5)	-	-	-	-	2,608,300	26	(21)	-	-

Net income for the six months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	106,546	106,546
Balance at March 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$ 15,266,697	$(15,949,295)	$ (680,250)

Balance at December 31, 2020 (Unaudited)	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$(16,020,417)	$ (751,372)

Series C Convertible Preferred shares exchanged for common shares	-	-	-	-	(521,660)	(5)	-	-	-	-	2,608,300	26	(21)	-	-

Net income for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	71,122	71,122
Balance at March 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$ 15,266,697	$(15,949,295)	$ (680,250)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 1   - ORGANIZATION

Cleartronic, Inc. (the "Company") was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company's wholly owned subsidiary, ReadyOp Communications, Inc. ("ReadyOp"), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed ™ platforms and the AudioMate IP gateways discussed below.

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platforms as ReadyOp to avoid confusion in the marketplace of two platforms.

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiary, ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2021 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2022.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on March 31, 2022 and September 30, 2021.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. When a client is invoiced, the amount is recorded as an asset in Accounts Receivable and as Deferred Revenue in Current Liabilities. When payment is received the amount is moved to Cash on the balance sheet and Accounts Receivables are reduced. The amount listed as Deferred Revenue is amortized monthly over the license period.

The Company provided $10,000 and $10,000 allowances for doubtful accounts as of March 31, 2022 and September 30, 2021, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of March 31, 2022 and September 30, 2021, the Company had $0 and $139,577, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the six months ended March 31, 2022 and 2021, the Company had $96,276 and $70,327 respectively, in research and development costs.

For the three months ended March 31, 2022 and 2021, the Company had $47,016 and $39,538, respectively, in research and development costs.

REVENUE RECOGNITION AND DEFERRED REVENUES

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers.   Revenue is recognized when the Company has transferred promised goods and services to the customer and in the amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

i.   Identification of Contact with a customer

ii.  Identify the performance obligation of the contract

iii. Determine transaction price

iv. Allocation of the transaction price to the performance obligations, and

v.  Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of March 31, 2022 and September 30, 2021, respectively, the Company recorded $0 and $41,283, respectively, in deferred subscriber costs, which are included as a component of prepaid expense.

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

The Company allocates the transaction price to each performance obligation based on a relative stand alone selling price. Revenue associated with the sale and installation of system licenses is recognized once installation is complete.

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

EARNINGS PER SHARE

Earnings per share ("EPS") are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

As of March 31, 2022 and 2021, we had no options and warrants outstanding.

As of  March 31, 2022 and 2021, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2022 and 2021, we had 3,341,503 and 3,911,715 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,707,515 and 19,558,575 shares of common stock, respectively.

As of March 31, 2022 and 2021, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2022 and 2021, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the three and six months ended March 31, 2022 and 2021:

	For the	For the
	Three Months	Three Months
	ended	ended
	March 31, 2022	March 31, 2021
Net income attributable to common stockholders for the period	$95,537	$61,003

Weighted average number of shares outstanding	228,359,918	224,195,273

Basic earnings per share	$0.00	$0.00

	For the Six Months	For the Six Months
	ended	ended
	March 31, 2022	March 31, 2021
Net income attributable to common stockholders for the period	$145,440	$86,081

Weighted average number of shares outstanding	228,359,918	224,195,273

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	Three Months	Three Months
	ended	ended
	March 31, 2022	March 31, 2021
Net income attributable to common stockholders for the period	$95,537	$61,003
Add: Preferred stock dividends	10,119	10,119

Adjusted net income	$105,656	$71,122

Weighted average number of shares outstanding	228,359,918	224,195,273
Add: Shares issued upon conversion of preferred stock	371,361,635	374,212,695
Weighted average number of common and common equivalent shares	599,721,553	598,407,968

Diluted earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	Six Months	Six Months
	ended	ended
	March 31, 2022	March 31, 2021
Net income attributable to common stockholders for the period	$145,440	$86,081
Add: Preferred stock dividends	20,463	20,465

Adjusted net income	$165,903	$106,546

Weighted average number of shares outstanding	228,359,918	224,195,273
Add: Shares issued upon conversion of preferred stock	371,361,635	374,212,695
Weighted average number of common and common equivalent shares	599,721,553	598,407,968

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2022 and September 30, 2021, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $11,821 and $8,706 during the six months ended March 31, 2022 and 2021, respectively, and $6,796 and $5,174 during the three months ended March 31, 2022 and 2021, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3   - PROPERTY AND EQUIPMENT

At March 31, 2022 and September 30, 2021, property and equipment, net, is as follows:

	March 31, 2022 (Unaudited)	September 30, 2021
Office Equipment	$19,180	$14,122
Less: Accumulated Depreciation	(4,505)	(2,731)
Total Property and Equipment, net	$14,675	$11,391

Depreciation expense for the three months ended March 31, 2022 and 2021, was $960 and $451, respectively.

Depreciation expense for the six months ended March 31, 2022 and 2021, was $1,774 and $902, respectively

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of March 31, 2022 and September 30, 2021, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $144,461 and $123,998, respectively.

Cancellation of Shares

During the six months ended March 31, 2022, the Company canceled an aggregate of 458,300 shares of its common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the six months ended March 31, 2022 and 2021 was $12,915 and $8,955, respectively (See Note 6).

Rent expense incurred during the three months ended March 31, 2022 and 2021 was $7,029 and $4,482, respectively (See Note 6).

As of March 31, 2022, the Company advanced $53,302 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on demand and bears interest at 5% effective June 30, 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

On December 1, 2021, the Company signed a one year lease  approximately 2,000 square feet for our principal offices in Boca Raton, Florida.   The monthly rent is $2,200. The lease expires on November 30, 2022.

Rent expense incurred during the six months ended March 31, 2022 and 2021 was $12,915 and $8,955, respectively (See Note 5).

Rent expense incurred during the three months ended March 31, 2022 and 2021 was $7,029 and $4,482, respectively (See Note 5).

Revenue and Accounts Receivable Concentration

For the six months ended March 31, 2022, one customer accounted for 17% of the Company's revenues.

One customer accounted for more than 10% of the Company’s revenue for the six months ended March 31, 2021.

As of March 31, 2022, two customers accounted for more than 10% of the Company's total outstanding accounts receivable, with each customer representing 14% and 12%, respectively.

As of September 30, 2021, no customer accounted for more than 10% of the Company's total outstanding accounts receivable.

Major Supplier and Sole Manufacturing Source

The Company relies on no major supplier for its products. The Company has contracted with local manufacturing facilities to provide completed circuit boards used in the assembly of its IP gateway devices. Interruption of adequate supply of components, primarily computer chips, to the manufacturing source presents additional risk to the Company. The Company believes that additional commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source, but the current worldwide shortage of computer chips does limit our ability to supply our proprietary radio gateways to clients and other buyers .

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of March 31, 2022 and 2021, the Company has recorded $4,000 and $4,953 for the minimum royalty for the fiscal year ended 2022 and 2021.

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

Overview

Cleartronic, Inc. (the "Company") was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company's wholly owned subsidiary, ReadyOp Communications, Inc. ("ReadyOp"), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed™ platform and the AudioMate IP gateways discussed below.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Revenue

Revenues increased 11.33% to $470,623 for the three months ended March 31, 2022 as compared to $422,722 for the three months ended March 31, 2021. The primary reason for the increase in revenue was due to an increase subscriptions to the ReadyOp platform increased from $387,526 in 2021 to $461,123 in 2021, or approximately 18.99% and slightly offset by a decrease in sales of ReadyOp hardware products from $14,600 in 2021 to $9,500 in 2022. Consulting fees and related income decreased from $20,596 in 2021 to $0 in 2022 due to less training activity and no sales of thermal scanners in the three months ended March 31, 2022. The thermal scanner sales were directly related to COVID prevention procedures.  As the COVID pandemic exposure decreased, the demand for thermal scanners likewise decreased.

Cost of Revenue

Cost of revenues was $65,900 for the three months ended March 31, 2022 as compared to $73,469 for the three months ended March 31, 2021. Gross profits were $404,723 and $349,253 for the three months ended March 31, 2022 and March 31, 2021, respectively. Gross profit margins increased from 83% for the three months ended March 31, 2021  to 86% for the three months ended March 31, 2022. The increase in gross profit was primarily due to lower costs associated with sales of subscriptions to the ReadyOp platform.

Operating Expenses

Operating expenses increased 7.55% to $298,966 for the three months ended March 31, 2022 compared to $277,978 for the three months ended March 31, 2021. The increase was primarily due increases in selling, administrative expense, research and development and depreciation expense. For the three months ended March 31, 2022, selling expenses were $135,865 compared to $109,272 for the three months ended March 31, 2021. This increase was primarily due to an increase in advertising, travel and commissions expense plus the cost of a security review required for selling to government agencies. General and administrative expenses decreased by $13,592 or 10.56% as a result of decrease in general business expenses. Depreciation expense increased by 112.86% from $451 for the three months ended March 31, 2021 to $960 for the three months ended March 31, 2022 due to the additional computer equipment purchases. Research and development expenses were $39,538 for the three months ended March 31, 2021 as compared to $47,016 for the three months ended March 31, 2022. The increase was primarily due to expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation and an increase in salary. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Expenses

The Company's other expenses decreased by $52 from other expense of $101 during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The primary reason for this decrease was a decrease in interest expense as the notes payable were fully repaid in the prior year.

Income before Income Taxes

The Company's income before income taxes was $105,656, during the three months ended March 31, 2022 as compared to $71,122 for the three months ended March 31, 2021. The 48.56% increase was primarily due to an increase in subscription of ReadyOp software in 2021 and an offset by an increase in operating expenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $95,537 for the three months ended March 31, 2022 as compared to a net income of $61,003 for the three months ended March 31, 2021. The 56.61% increase was primarily due to increased subscriptions to the ReadyOp platform.

FOR THE SIX MONTHS ENDED MARCH 31, 2022 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2021

Revenue

Revenues increased 23.10% to $989,808 for the six months ended March 31, 2022 as compared to $804,060 for the six months ended March 31, 2021. The primary reason for the increase in revenue was due to a increase subscriptions to the ReadyOp platform increased from $757,266 in 2021 to $910,623 in 2022, or approximately 20.25%.  There was a slight offset by a decrease in sales of ReadyOp hardware products from $20,400 in 2021 to $11,500 in 2022. Consulting fees and related income increased from $26,394 in 2021 to $67,685 in 2022 due to more training activity and sale of thermal scanners in the six months ended March 31, 2022.

Cost of Revenue

Cost of revenues was $158,136 for the six months ended March 31, 2022 as compared to $133,803 for the six months ended March 31, 2021. Gross profits were $831,672 and $670,257 for the six months ended March 31, 2022 and March 31, 2021, respectively, an increase of 24.08%. Gross profit margins increased from 82% for the six months ended March 31, 2021 to 84% for the six months ended March 31, 2022. The increase in gross profit was primarily due to an increase in the sales of subscriptions to the ReadyOp platform and to lower costs associated with sales of the subscriptions.

Operating Expenses

Operating expenses increased 18.32% to $665,500 for the six months ended March 31, 2022 compared to $562,443 for the six months ended March 31, 2021. The increase was primarily due increases in selling, administrative expense, research and development and depreciation expense. For the six months ended March 31, 2022, selling expenses were $324,410 compared to $270,131 for the six months ended March 31, 2021. This increase was primarily due to an increase in advertising, travel and commissions expense. General and administrative expenses increased by $21,957 or 9.93% as a result of increase in general business expenses. Depreciation expense increased by 96.67% from $902 for the six months ended March 31, 2021 to $1,774 for the six months ended March 31, 2022 due to the additional computer equipment purchased during the period. Research and development expenses were $70,327 for the six months ended March 31, 2021 as compared to $96,276 for the six months ended March 31, 2022. The increase was primarily due to expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation and an increase in salary. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Expenses

The Company's other expenses decreased to $269 from other expense of $1,268 during the six months ended March 31, 2022 as compared to the six months ended March 31, 2021. The primary reason for this decrease was a decrease in interest expense as the notes payable were fully repaid in the prior year.

Income before Income Taxes

The Company's income before income taxes was $165,903 during the six months ended March 31, 2022 as compared to $106,546 for the six months ended March 31, 2021, an increase of 55.71%. The increase was primarily due to an increase in subscription of ReadyOp software in 2022 and offset by a lesser percentage increase in operating expenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $145,440 for the six months ended March 31, 2022 as compared to a net income of $86,081 for the six months ended March 31, 2021. The increase was primarily due to increased subscriptions to the ReadyOp platform.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2022, net cash used in operations of $12,165 was the result of a net income of $165,903, a decrease in accounts receivable of $29,434, and a decrease of accounts payable of $6,922. These were offset by an increase in inventory of $4,595, a decrease in prepaid expenses of $11,343, and a decrease in deferred revenue of $200,601.

For the six months ended March 31, 2021, net cash provided by operations of $77,654 was the result of a net income of $106,546, depreciation expense of $902, provision for bad debt of $5,000, a decrease in accounts receivable of $57,515 and a slight decrease in inventory of $5,486. These were offset by an increase in prepaid expenses of $14,289, a decrease of accounts payable of $21,582, a decrease in accrued expenses of $43,457 and a decrease in deferred revenue of $18,467.

Net cash used in investing activities was $5,058 for the six months ended March 31, 2022, which was a purchase of fixed assets.

Net cash used in financing activities was $48,447 for the six months ended March 31, 2021, which was a repayment of a stockholder note payable of $48,447.

Critical Accounting Estimates

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2021 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the CEO and CFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation, filed March 12, 2001. (1)
3.3	Articles of Amendment to Articles of Incorporation, filed October 4, 2004. (1)
3.4	Articles of Amendment to Articles of Incorporation, filed March 31, 2005. (1)
3.5	Articles of Amendment to Articles of Incorporation, filed May 9, 2008. (2)
3.6	Articles of Amendment to Articles of Incorporation, filed June 28, 2010. (3)
3.7	Articles of Amendment to Articles of Incorporation, filed May 6, 2011. (4)
3.8	Bylaws. (1)
3.9	Articles of Amendment to the Articles of Incorporation, filed April 19, 2012 (5)
3.10	Articles of Amendment to the Articles of Incorporation, filed on September 7, 2012 (6)
3.11	Articles of Amendment to the Articles of Incorporation, filed on September 19, 2012 (7)
3.12	Articles of Amendment to the Articles of Incorporation, filed on October 5, 2012 (8)
31.1	Section 302 Certification by the Corporation's Principal Executive Officer*
31.2	Section 302 Certification by the Corporation's Principal Financial Officer*
32.1	Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101*
Filed herewith.*

(1)	Filed as an exhibit to the registrant's registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 3, 2006 and hereby incorporated by reference.
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

May 11, 2022

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

Date: May 11, 2022

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

Date: May 11, 2022

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 11, 2022

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer