Form 10-Q
period 2022-06-30
Cleartronic, Inc.
filed 2022-08-10
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 228,120,695 shares as of  August 4, 2022.

-i-

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2022	September 30, 2021
	(unaudited)
Current assets:
Cash	$ 227,045	$ 401,001
Accounts receivable, net	460,895	320,245
Inventory	13,089	14,653
Prepaid expenses and other current assets	26,725	47,383
Total current assets	727,754	783,282

Property and Equipment, net	13,716	11,391

Other assets:
Due from related party	53,302	44,801
Total other assets	53,302	44,801
Total assets	$ 794,772	$ 839,474

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 115,847	$ 159,952
Deferred revenue, current portion	674,876	977,296
Total current liabilities	790,723	1,137,248

Long Term Liabilities
Deferred revenue, net of current portion	123,600	154,500
Total long term liabilities	123,600	154,500

Total liabilities	914,323	1,291,748

Commitments and Contingencies (See Note 6)	-	-

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,512,996 issued and outstanding, respectively.	5	5

Series B preferred stock - $.00001 par value; 10 shares authorized,0 shares issued and outstanding, respectively.	-	-

Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,3,341,503 shares issued and outstanding, respectively.	34	34

Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,670,904 shares issued and outstanding, respectively.	7	7

Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30

Common stock - $.00001 par value; 5,000,000,000 shares authorized,228,120,695 and 228,578,995, shares issued and outstanding, respectively.	2,281	2,286

Additional paid-in capital	15,240,112	15,240,107
Accumulated Deficit	(15,362,020)	(15,694,743)
Total stockholders' deficit	(119,551)	(452,274)
Total liabilities and stockholders' deficit	$ 794,772	$ 839,474

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three months Ended June 30, 2021	For the Nine Months Ended June 30, 2022	For the Nine Months Ended June 30, 2021
Revenue	$ 538,102	$ 413,868	$ 1,527,910	$ 1,217,928
Cost of Revenue	89,938	64,777	248,074	198,580
Gross Profit	448,164	349,091	1,279,836	1,019,348

Operating Expenses:
Selling expenses	173,822	147,483	498,232	417,614
Administrative expenses	107,299	106,253	350,339	327,336
Amortization and depreciation	959	521	2,733	1,423
Research and development	46,923	48,285	143,199	118,612
Total Operating Expenses	329,003	302,542	994,503	864,985

Gain on the settlement and reversal of accounts payable	47,792	18,430	47,792	18,430
Interest expense, net	(133)	264	(402)	(1,004)
Total Other Expense	47,659	18,694	47,390	17,426

Income before income taxes	166,820	65,243	332,723	171,789

Provision for income taxes from continuing operations	-	-	-	-

Net Income	166,820	65,243	332,723	171,789

Preferred stock dividends Series A Preferred	(10,232)	(10,119)	(30,695)	(30,584)

Net income attributable to common stockholders	$ 156,588	$ 55,124	$ 302,028	$ 141,205

Net income per common share - basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Net income per common share - diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average of number of shares outstanding - basic	228,120,695	226,602,935	228,280,177	224,997,827

Weighted Average of number of shares outstanding- diluted	599,482,330	600,815,630	599,641,812	599,210,522

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2022	June 30, 2021

NET INCOME	$ 332,723	$ 171,789
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	2,733	1,423
Gain on the settlement and reversal of accounts payable	(47,792)	(18,430)
Provision for bad debt	8,000	6,000
(Increase) decrease in assets:
Accounts receivable	(148,650)	9,470
Inventory	1,564	1,309
Prepaid expenses and other current assets	20,658	(49,152)
Due from related party	(8,501)	(7,548)
Increase (decrease) in liabilities:
Accounts payable	3,687	(36,729)
Accrued expenses	-	(43,457)
Deferred revenue	(333,320)	241,959
Net Cash (Used In) Provided by Operating Activities	(168,898)	276,634

Cash Flows From Investing Activities
Purchase of fixed assets	(5,058)	(2,068)
Net Cash Used in Investing Activities	(5,058)	(2,068)

Cash Flows From Financing Activities
Repayment of notes payable stockholders	-	(48,447)
Net Cash Used in Financing Activities	-	(48,447)

Net (decrease) increase in cash	(173,956)	226,119

Cash at beginning of period	401,001	75,983

Cash at end of period	$ 227,045	$ 302,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 402	$ 2,754
Cash paid for taxes	$ 690	$ -

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2021	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$ 15,240,107	$ (15,694,743)	$ (452,274)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the nine months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	332,723	332,723
Balance at June 30, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$ (15,362,020)	$ (119,551)

Balance at March 31, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$ (15,528,840)	$ (286,371)

Net income for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	166,820	166,820
Balance at June 30, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$ (15,362,020)	$ (119,551)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2020	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$ (16,055,841)	$ (786,796)

Series C Convertible Preferred shares exchanged for common shares	-	-	-	-	(521,660)	(5)	-	-	-	-	2,608,300	26	(21)	-	-

Net income for the nine months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	171,789	171,789
Balance at June 30, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$ 15,266,697	$ (15,884,052)	$ (615,007)

Balance at March 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$ 15,266,697	$ (15,949,295)	$ (680,250)

Net income for the three months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	65,243	65,243
Balance at June 30, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,911,715	$ 40	670,904	$ 7	3,000,000	$ 30	226,602,935	$ 2,266	$ 15,266,697	$ (15,884,052)	$ (615,007)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2021 included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2022.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on June 30, 2022 and September 30, 2021.

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

The Company provided $18,000 and $10,000 allowances for doubtful accounts as of June 30, 2022 and September 30, 2021, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of June 30, 2022 and September 30, 2021, the Company had $0 and $139,577, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the nine months ended June 30, 2022 and 2021, the Company had $143,199 and $118,612 respectively, in research and development costs.

For the three months ended June 30, 2022 and 2021, the Company had $46,923 and $48,285, respectively, in research and development costs.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of June 30, 2022 and September 30, 2021, respectively, the Company recorded $0 and $41,283, respectively, in deferred subscriber costs, which are included as a component of prepaid expense.

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

As of June 30, 2022 and 2021, we had no options and warrants outstanding.

As of  June 30, 2022 and 2021, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2022 and 2021, we had 3,341,503 and 3,911,715 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,707,515 and 19,558,575 shares of common stock, respectively.

As of June 30, 2022 and 2021, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2022 and 2021, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the three and nine months ended June 30, 2022 and 2021:

	For the	For the
	Three Months	Three Months
	ended	ended
	June 30, 2022	June 30, 2021
Net income attributable to common stockholders for the period	$156,588	$55,124

Weighted average number of shares outstanding	228,120,695	226,602,935

Basic earnings per share	$0.00	$0.00

	For the Nine Months	For the Nine Months
	ended	ended
	June 30, 2022	June 30, 2021
Net income attributable to common stockholders for the period	$302,028	$141,205

Weighted average number of shares outstanding	228,280,177	224,997,827

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	Three Months	Three Months
	ended	ended
	June 30, 2022	June 30, 2021
Net income attributable to common stockholders for the period	$156,588	$55,124
Add: Preferred stock dividends	10,232	10,119

Adjusted net income	$166,820	$65,243

Weighted average number of shares outstanding	228,120,695	226,602,935
Add: Shares issued upon conversion of preferred stock	371,361,635	374,212,695
Weighted average number of common and common equivalent shares	599,482,330	600,815,630

Diluted earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	Nine Months	Nine Months
	ended	ended
	June 30, 2022	June 30, 2021
Net income attributable to common stockholders for the period	$302,028	$141,205
Add: Preferred stock dividends	30,695	30,584

Adjusted net income	$332,723	$171,789

Weighted average number of shares outstanding	228,280,177	224,997,827
Add: Shares issued upon conversion of preferred stock	371,361,635	374,212,695
Weighted average number of common and common equivalent shares	599,641,812	599,210,522

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2022 and September 30, 2021, respectively.

At June 30, 2022 inventory was $13,089 of raw materials and $0 of finished goods.

At September 30, 2021, inventory was $12,593 of raw materials and $2,060 of finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $33,044 and $12,583 during the nine months ended June 30, 2022 and 2021, respectively, and $21,223 and $3,877 during the three months ended June 30, 2022 and 2021, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3  - PROPERTY AND EQUIPMENT

At June 30, 2022 and September 30, 2021, property and equipment, net, is as follows:

	June 30, 2022 (Unaudited)	September 30, 2021
Office Equipment	$19,180	$14,122
Less: Accumulated Depreciation	(5,464)	(2,731)
Total Property and Equipment, net	$13,716	$11,391

Depreciation expense for the three months ended June 30, 2022 and 2021, was $959 and $521, respectively.

Depreciation expense for the nine months ended June 30, 2022 and 2021, was $2,733 and $1,423, respectively

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of June 30, 2022 and September 30, 2021, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $154,693 and $123,998, respectively.

Cancellation of Shares

During the nine months ended June 30, 2022, the Company canceled an aggregate of 458,300 shares of its common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the nine months ended June 30, 2022 and 2021 was $19,944 and $13,428, respectively (See Note 6).

Rent expense incurred during the three months ended June 30, 2022 and 2021 was $7,029 and $4,473, respectively (See Note 6).

As of June 30, 2022, the Company advanced $53,302 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on demand and bears interest at 5% effective June 30, 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

On December 1, 2021, the Company signed a one year lease  approximately 2,000 square feet for our principal offices in Boca Raton, Florida.  The monthly rent is $2,200. The lease expires on November 30, 2022.

Rent expense incurred during the nine months ended June 30, 2022 and 2021 was $19,944 and $13,428, respectively (See Note 5).

Rent expense incurred during the three months ended June 30, 2022 and 2021 was $7,029 and $4,473, respectively (See Note 5).

Revenue and Accounts Receivable Concentration

For the nine months ended June 30, 2022, one customer accounted for 17% of the Company's revenues.

No customer accounted for more than 10% of the Company’s revenue for the nine months ended June 30, 2021.

As of June 30, 2022, no customers accounted for more than 10% of the Company's total outstanding accounts receivable.

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

Under the terms of an employment agreement effective on November 28, 2016, Mr. Moore as CEO receives an annual salary of $200,000. The term of agreement is for a one-year period beginning on the effective date and shall automatically renew and continue in effect for additional one-year periods.  Effective April 20, 2022, the annual compensation increased to $220,000.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of June 30, 2022 and 2021, the Company has recorded $4,000 and $8,953 for the minimum royalty for the fiscal year ended 2022 and 2021.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenue

Revenues increased 30.02% to $538,102 for the three months ended June 30, 2022 as compared to $413,868 for the three months ended June 30, 2021. The primary reason for the increase in revenue was due to an increase subscriptions to the ReadyOp platform increased from $405,318 in 2021 to $459,983 in 2022, or approximately 13.49% and an increase in sales of ReadyOp hardware products from $8,550 in 2021 to $16,350 in 2022. Consulting fees and related income increased from $0 in 2021 to $61,769 in 2022 due to more training activity and conference income.

Cost of Revenue

Cost of revenues was $89,938 for the three months ended June 30, 2022 as compared to $64,777 for the three months ended June 30, 2021. Gross profits were $448,164 and $349,091 for the three months ended June 30, 2022 and June 30, 2021, respectively. Gross profit margins decreased from 84% for the three months ended June 30, 2021  to 83% for the three months ended June 30, 2022. The decrease in gross profit was primarily due to higher costs associated with sales of subscriptions to the ReadyOp platform.

Operating Expenses

Operating expenses increased 8.75% to $329,003 for the three months ended June 30, 2022 compared to $302,542 for the three months ended June 30, 2021. The increase was primarily due increases in selling and depreciation expense and administrative expense slightly offset by decrease in research and development. For the three months ended June 30, 2022, selling expenses were $173,822 compared to $147,483 for the three months ended June 30, 2021. This increase was primarily due to an increase in advertising, travel and commissions expense plus the cost of a security review required for selling to government agencies. General and administrative expenses increased by $1,046 or 0.98% as a result of increase in general business expenses. Depreciation expense increased by 84.07% from $521 for the three months ended June 30, 2021 to $959 for the three months ended June 30, 2022 due to the additional computer equipment purchases. Research and development expenses were $48,285 for the three months ended June 30, 2021 as compared to $46,923 for the three months ended June 30, 2022. The decrease was primarily due to decrease in expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation slightly offset by an increase in salary. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expenses)

The Company's other income increased by $28,965 from other income of $47,659 during the three months ended June 30, 2022 as compared to $18,694 for the three months ended June 30, 2021. The primary reason for this increase was an increase in interest expense as the notes payable were fully repaid in the prior year and the settlement of certain accounts payable.

Income before Income Taxes

The Company's income before income taxes was $166,820, during the three months ended June 30, 2022 as compared to $65,243 for the three months ended June 30, 2021. The 155.69% increase was primarily due to an increase in subscription of ReadyOp software in 2022, an increase in consulting fees and conference income, a gain on settlement of certain accounts payable offset by an increase in operating and marketing expenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $156,588 for the three months ended June 30, 2022 as compared to a net income of $55,124 for the three months ended June 30, 2021. The 184.07% increase was primarily due to primarily due to an increase in subscription of ReadyOp software in 2022, increase in consulting fees and conference income, a gain on settlement of certain accounts payable offset by an increase in operating and marketing expenses while preferred stock dividend remained consistent.

FOR THE NINE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2021

Revenue

Revenues increased 25.45% to $1,527,910 for the nine months ended June 30, 2022 as compared to $1,217,928 for the nine months ended June 30, 2021. The primary reason for the increase in revenue was due to an increase subscriptions to the ReadyOp platform increased from $1,162,584 in 2021 to $1,370,606 in 2022, or approximately 17.89%.  There was a slight offset by a decrease in sales of ReadyOp hardware products from $28,950 in 2021 to $27,850 in 2022. Consulting fees and related income increased from $26,394 in 2021 to $129,454 in 2022 due to more training activity, conference income, and sale of thermal scanners in the nine months ended June 30, 2022.

Cost of Revenue

Cost of revenues was $248,074 for the nine months ended June 30, 2022 as compared to $198,580 for the nine months ended June 30, 2021. Gross profits were $1,279,836 and $1,019,348 for the nine months ended June 30, 2022 and June 30, 2021, respectively, an increase of 25.55%. Gross profit margins remained the same at 84% for the nine months ended June 30, 2021 and for the nine months ended June 30, 2022. The increase in gross profit was primarily due to an increase in the sales of subscriptions to the ReadyOp platform and to lower costs associated with sales of the subscriptions.

Operating Expenses

Operating expenses increased 14.97% to $994,503 for the nine months ended June 30, 2022 compared to $864,985 for the nine months ended June 30, 2021. The increase was primarily due increases in selling, administrative expense, research and development and depreciation expense. For the nine months ended June 30, 2022, selling expenses were $498,232 compared to $417,614 for the nine months ended June 30, 2021. This increase was primarily due to an increase in advertising, travel and commissions expense. General and administrative expenses increased by $23,003 or 7.03% as a result of increase in general business expenses. Depreciation expense increased by 92.06% from $1,423 for the nine months ended June 30, 2021 to $2,733 for the nine months ended June 30, 2022 due to the additional computer equipment purchased during the period. Research and development expenses were $118,612 for the nine months ended June 30, 2021 as compared to $143,199 for the nine months ended June 30, 2022. The increase was primarily due to decrease in expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation offset by an increase in salary. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expense)

The Company's other income increased by $29,964 from other income of $47,390 during the nine months ended June 30, 2022 as compared to $17,426 for the nine months ended June 30, 2021. The primary reason for this increase was a decrease in interest expense as the notes payable were fully repaid in the prior year and the settlement of certain accounts payable.

Income before Income Taxes

The Company's income before income taxes was $332,723 during the nine months ended June 30, 2022 as compared to $171,789 for the nine months ended June 30, 2021, an increase of 93.68%. The increase was primarily due to an increase in subscription of ReadyOp software in 2022, increase in consulting fees and conference income, a gain on settlement of certain accounts payable offset by increase in operating expenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $302,028 for the nine months ended June 30, 2022 as compared to a net income of $141,205 for the nine months ended June 30, 2021. The increase was primarily due to an increase in subscription of ReadyOp software in 2022, increase in consulting fees and conference income, a gain on settlement of certain accounts payable, offset by increase in operating expenses while preferred stock dividend remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2022, net cash used in operations of $168,898 was the result of a net income of $332,723, depreciation expense of $2,733, provision of bad debt of $8,000, gain on settlement and reversal of accounts payable of $47,792, an increase in accounts receivable of $148,650, and an increase of accounts payable of $3,687. These were offset by an decrease in inventory of $1,564, a decrease in prepaid expenses of $20,658, and a decrease in deferred revenue of $333,320.

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

Net cash used in investing activities was $5,058 and $2,068 for the nine months ended June 30, 2022 and 2021, respectively, which was for the purchase of fixed assets.

Net cash used in financing activities was $48,447 for the nine months ended June 30, 2021, which was a repayment of a stockholder note payable of $48,447.

Critical Accounting Estimates

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2021 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the CEO and CFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

August 10, 2022

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

Date: August 10, 2022

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

Date: August 10, 2022

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 10, 2022

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer