Form 10-K
period 2022-09-30
Cleartronic, Inc.
filed 2022-12-29
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	CLRI	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on September 30, 2022 (based on the closing sale price of $0.0300 per share of the registrant's common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $6,843,621. The stock price of $0.0300 at September 30, 2022, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At December 29, 2022, the registrant had outstanding 228,120,695 shares of common stock, par value $0.00001 per share.

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

In March 2018, the Company approved the spin-off VoiceInterop into a separate company under a Form S-1 registration to be filed with the United States Securities and Exchange Commission. On May 13, 2019, VoiceInterop filed an S-1 registration with the United States Securities and Exchange Commission. All VoiceInterop transactions have been recorded as discontinued operations. On February 14, 2020, the distribution of shares was approved by FINRA and VoiceInterop was deconsolidated from Cleartronic, Inc. (See Note 6).

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

ReadyMed™ Software

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. In exchange for this asset, the Company issued 12,000,000 shares of Common stock of the Company. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium- and long-term care. Additionally, the platform provides secure communications capabilities and recordkeeping to track the healing process of patients, record their recovery and monitor their medications. During the COVID-19 pandemic this software proved beneficial to multiple federal and state agencies and clients in the healthcare industry. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

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

If trade secrets and other means of protection upon which the Company relies may not adequately protect us, the Company’s intellectual property could become available to others. Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to the Company.

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

The Company paid USFRF a License Issue Fee of $8,000 and $953 as reimbursement of expenses associated with the filing of the Licensed Patent for the year ended September 30, 2022. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

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

Currently, Company has arrangements for the production of the AudioMate gateways with two contract manufacturers. The reliance on contract manufacturing involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. The Company's contract manufacturers can provide a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. The Company intends to continue use of contract manufacturers to procure components and to maintain adequate manufacturing capacity.

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

The unified communications industry where the Company's gateways are offered is competitive. The Company will continue to offer the AudioMate gateways, but primarily in conjunction with the ReadyOp platform to provide radio interoperability. Competition for an integrated radio and operations platform is limited and the Company will continue to market the ReadyOp platform, both with the gateways and without.

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

At present, Cleartronic has two executive officers, Michael M. Moore and Larry M. Reid. A copy of the employment agreement with Mr. Moore has been previously filed on January 13, 2016 as an exhibit to a Form 10-K. Mr. Moore is paid a base salary of $16,667 per month. Effective April 20, 2022, the annual compensation increased to $220,000. See Item 13. "Certain Relationships and Related Transactions and Director Independence."

In March 2015, the Company entered into a new employment agreement with the Company's CFO, Larry M. Reid (the "Agreement"). Under the Agreement, Mr. Reid agreed to remit 2.0 billion shares of common stock back to the Company in exchange for 200,000 shares of Series C Convertible Preferred stock with a fair value of $252,000. Mr. Reid is paid a base salary of $8,000 per month. A copy of the employment agreement with Mr. Reid has been previously filed on March 18, 2015 with the SEC as an exhibit to a Form 8-K. Effective October 1, 2021, the annual compensation increased to $104,000.

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

The Financial Results for Cleartronic May Be Affected by Factors Outside of Our Control

Our future operating results may vary from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue in relation to our planned expenditures could materially and adversely affect our business, operating results, and financial condition. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Transfer Agent

Our transfer agent is ClearTrust, LLC, whose address is 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558, and telephone number is (813) 235-4490.

Company Contact Information

Our principal executive offices are located at 8000 North Federal Highway, Suite 100, Boca Raton, Florida 33487, telephone (561) 939-3300. Our email address is info@cleartronic.com. The Cleartronic Internet website is www.cleartronic.comand the ReadyOp website is www.readyop.com. The information contained in our website does not constitute part of this report.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

During the years prior to December 1, 2022, the Company sub-leased approximately 1,700 square feet for our principal offices in Boca Raton, Florida, from VoiceInterop, Inc. The monthly rent is $1,400 and provided for annual increases of base rent of 4% until the expiration date. The lease expired on November 30, 2021. On December 1, 2021, the Company signed a one year lease for approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expires on November 30, 2022.

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024 (See Note 8).

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock has been traded on the OTCPINK under the symbol "CLRI." The last price of our common stock as reported on the pink tier of OTC Markets on September 30, 2022 was $0.0300 per share.

As of September 30, 2022 we were authorized to issue 5,000,000,000 shares of our common stock, of which 228,120,695 shares were outstanding. Our shares of common stock are held by approximately 200 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Cleartronic has designated 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 7,525,403 shares are issued or outstanding. There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2022 and 2021, the cumulative arrearage of undeclared dividends totaled $165,144 and $123,998 , respectively.

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

Impact of COVID-19 Outbreak

The COVID-19 global and national health emergency caused significant disruption in United States economy and financial markets. The spread of COVID-19 caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic impacted the Company's sales efforts and supply chain, but the Company was able to continue growing its client base, revenue and profitability during the pandemic period. While travel and other restrictions have been imposed, the Company has mitigated the situation by teleconferencing and web demos.

A severe, prolonged economic downturn could result in a variety of risks including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. The Company will continue to closely monitor market conditions and respond accordingly. However, there is no assurance that we will not have adverse impacts in the future.

MANAGEMENT DISCUSSION

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

Results of Operations

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021.

Revenue

Revenues from operations were $2,017,563 for the year ended September 30, 2022 as compared to $1,651,297 for the year ended September 30, 2021. Subscriptions of ReadyOp software increased 14.99% from $1,581,413 to $1,818,035 in the year ended September 30, 2021 and 2022, respectively. Sales of ReadyOp ACE IP gateways increased 8.33% from $31,200 to $33,800 in the year ended September 30, 2021 and 2022, respectively. Consulting fees and related income increased from $18,815 in 2021 to $86,000 in 2022 due to more training activity.

Cost of Revenue

Cost of revenues was $334,138 for the year ended September 30, 2022, as compared to $267,298 for the year ended September 30, 2021. This increase was primarily due to higher costs associated with the products. Gross profits were $1,683,425 and $1,383,999 for the years ended September 30, 2022 and 2021, respectively, an increase of 21.63% . Gross profit margin decreased slightly to 83.44% from 83.81% for the years ended September 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses increased 14.80% to approximately $1,329,791 for the year ended September 30, 2022 compared to $1,158,318 for the year ended September 30, 2021. For the year ended September 30, 2022, selling expenses were $659,796 compared to $571,242 for the year ended September 30, 2021. This increase is primarily due to an increase in travel expenses as sales efforts began increasing due to the decreased impact of the COVID-19 pandemic and hiring additional sales staff due an increase in revenues and slightly offset by the decrease in advertising expenses. General and administrative expenses increased by $44,059 or 10.56%. Amortization and depreciation expense increased from $2,129 for the year ended September 30, 2021 to $3,732 for the year ended September 30, 2022. Research and development expenses were $167,661 for the year ended September 30, 2021 as compared to $204,918 for the year ended September 30, 2022. The increase was primarily due to increase in consulting expense and expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expenses)

The Company's Other Income decreased to $47,261 from $135,417 during the year ended September 30, 2021, as compared to the year ended September 30, 2022. The primary reason for this decrease was gain on forgiveness of PPP loan, the settlement of certain accounts payable and offset slightly by decreased interest expense.

Income from Continuing Operations

The Company's income from continuing operations increased to $400,895 from $361,098 during the year ended September 30, 2022 as compared to the year ended September 30, 2021. The increase was primarily due to higher margins generated from subscriptions of ReadyOp software. Factoring out the $106,727 gain for the forgiveness of the PPP loan in the year ending September 30, 2021, the Company’s income from continuing operations would have been $254,371. The Company’s increase in income from continuing operations would then have been $409,562 for the current year versus the $254,371, an annual increase of 57.60%

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $359,858 and $320,171 for the years ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher profit generated from subscription of ReadyOp software in 2022.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended September 30, 2022, net cash used in operations of $74,649 was the result of a net income of $400,895, depreciation expense of $3,732, provision of bad debt of $14,000, gain on settlement and reversal of accounts payable of $47,792, an increase in accounts receivable of $231,785, and a decrease of accounts payable of $36,943. These were offset by an increase in inventory of $6,444, an increase in prepaid expenses of $6,228, and an increase in deferred revenue of $6,285.

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

Net cash used in investing activities was $7,483 and $5,093 for the years ended September 30, 2022 and 2021, respectively, which was for the purchase of fixed assets.

Net cash used in financing activities was $48,447 for the year ended September 30, 2021, which was a repayment of a stockholder note payable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a ,et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrant's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	63	Chairman and Director	2016
Michael M. Moore	68	Chief Executive Officer and Director	2015
Larry M. Reid	78	President, Chief Financial Officer, Secretary and Director	1999

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Our current board of directors consists of three directors who have expertise in the business of Cleartronic. Based on our continuing profitability, we intend to seek directors and officers who would be able to assist in the execution of our business plan.

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2022, and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2021	96,000	2,000	-0-	-0-	-0-	-0-	-0-	98,000
	2022	104,000	5,500	-0-	-0-	-0-	-0-	-0-	109,500
Michael Moore (2)	2021	200,000	1,000	-0-	-0-	-0-	-0-	-0-	201,000
	2022	208,462	20,812	-0-	-0-	-0-	-0-	-0-	229,274

(1) Mr. Reid is our Chief Financial Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

Our Executive Officers have not received any equity awards for the years ended September 30, 2022 and 2021.

Director Compensation

Our Directors have not received compensation for the years September 30, 2022 and 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

●	Each person who owns beneficially outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.20%	511,225	5.93%
Michael Moore (4)	5,702,988	2.50%	3,000,000	34.18%
Richard J. Martin	1,868,202	0.82%	1,582,966	18.37%
All directors and officers as a group (one person)	12,587,515	5.52%	5,094,199	59.12%

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

Item 14. Principal Accounting Fees and Services.

Change in Audit Firms

On October 6, 2022, Liggett & Webb P.A. ("L&W") resigned as the independent auditors of Cleartronic, Inc., a company incorporated under the laws of the State of Florida (the "Company"). The Company’s Board of Directors accepted L&W's resignation on October 6, 2022.

The reports of L&W on the financial statements of the Company as of and for the fiscal year ended September 30, 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's most recent fiscal years and the subsequent interim period through October 6, 2022, there were no disagreements with L&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of L&W, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company’s most recent fiscal years and the subsequent period through October 6, 2022, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided L&W with a copy of the foregoing disclosure and requested L&W to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter furnished by L&W is filed as Exhibit 16.1 to the form 8-K filed by the Company.

On December 7, 2022, the Board of Directors of the Company approved the engagement of Assurance Dimensions (“Assurance”) as the Company’s independent registered public accounting firm for the audit of the Company’s annual report on Form 10-K for the year ended September 30, 2022.

Audit Fees

The aggregate fees billed by Liggett & Webb, P.A. for professional services rendered for the audit and reviews of our financial statements for the fiscal years ended September 30, 2021, was $46,000. The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2022, was $30,000.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb, P.A. for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2021 was $3,000.

Tax Fees

The aggregate tax fees billed by Liggett & Webb, P.A. professional services rendered for tax services for the fiscal years ended September 30, 2022 and 2021 was $1,500 and $1,200, respectively.

All Other Fees

There were no other fees billed by Assurance Dimensions ("Assurance") for professional services rendered during the fiscal years ended September 30, 2022, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Ligget & Webb, P.A. for professional services rendered during the fiscal years ended September 30, 2022 and 2021, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: December 29, 2022

  By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2022

By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5036)

To the Board of Directors and Stockholders of Cleartronic, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. (the Company) as of September 30, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Description of the Matter

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

How We addressed the Matter in our Audit

The primary procedures performed included evaluating the methodologies used in the determination of allowance for doubtful account and reviewing historical data, collections and other inputs used by the Company as well as subsequent collections.

We have served as the Company’s auditor since 2022.

/s/ Assurance Dimensions

Margate, Florida

December 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ( PCAOB ID 287)

To the Board of Directors and Stockholders of

Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. (the Company) as of September 30, 2021 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2021 and the related notes  (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Boynton Beach, Florida December 29, 2021

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2022	September 30, 2021
Current assets:
Cash	$ 468,167	$ 401,001
Accounts receivable, net	538,030	320,245
Inventory	21,097	14,653
Prepaid expenses and other current assets	53,611	47,383
Total current assets	1,080,905	783,282

Property and Equipment, net	15,142	11,391

Other assets:
Due from related party	53,302	44,801
Total other assets	53,302	44,801
Total assets	$ 1,149,349	$ 839,474

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 75,217	$ 159,952
Deferred revenue, current portion	1,012,211	977,296
Total current liabilities	1,087,428	1,137,248

Long Term Liabilities
Deferred revenue, net of current portion	113,300	154,500
Total long term liabilities	113,300	154,500

Total liabilities	1,200,728	1,291,748

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	34	34
3,341,503 shares issued and outstanding, respectively.
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,281	2,286
228,120,695 and 228,578,995, shares issued and outstanding, respectively.
Additional paid-in capital	15,240,112	15,240,107
Accumulated Deficit	(15,293,848)	(15,694,743)
Total stockholders' deficit	(51,379)	(452,274)
Total liabilities and stockholders' deficit	$ 1,149,349	$ 839,474

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2022	For the Year Ended September 30, 2021
Revenue	$ 2,017,563	$ 1,651,297
Cost of Revenue	334,138	267,298
Gross Profit	1,683,425	1,383,999

Operating Expenses:
Selling expenses	659,796	571,242
Administrative expenses	461,345	417,286
Amortization and depreciation	3,732	2,129
Research and development	204,918	167,661
Total Operating Expenses	1,329,791	1,158,318

Gain on the settlement of accounts payable	47,792	29,965
Gain on forgiveness of PPP loan	-	106,727
Interest expense, net	(531)	(1,275)
Total Other Income	47,261	135,417

Income before income taxes	400,895	361,098

Provision for income taxes from continuing operations	-	-

Net Income	400,895	361,098

Preferred stock dividends Series A Preferred	(41,037)	(40,927)

Net income attributable to common stockholders	$ 359,858	$ 320,171

Net income per common share - basic	$ 0.00	$ 0.00

Net income per common share - diluted	$ 0.00	$ 0.00

Weighted Average of number of shares outstanding - basic	228,239,979	226,520,440

Weighted Average of number of shares outstanding - diluted	599,601,614	597,882,075

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year	For the Year
	Ended	Ended
	September 30, 2022	September 30, 2021
NET INCOME	$ 400,895	$ 361,098
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	3,732	2,129
Gain on forgiveness of PPP loan	-	(106,727)
Gain on the settlement and reversal of accounts payable	(47,792)	(29,965)
Provision for bad debt	14,000	10,000
(Increase) decrease in assets:
Accounts receivable	(231,785)	(111,630)
Inventory	(6,444)	(2,182)
Prepaid expenses and other current assets	(6,228)	(9,541)
Due from related party	(8,501)	(31,380)
Increase (decrease) in liabilities:
Accounts payable	(36,943)	(63,458)
Accrued expenses	-	(43,457)
Deferred revenue	(6,285)	403,671
Net Cash (Used In) Provided by Operating Activities	74,649	378,558

Cash Flows From Investing Activities
Purchase of fixed assets	(7,483)	(5,093)
Net Cash Used in Investing Activities	(7,483)	(5,093)

Cash Flows From Financing Activities
Repayment of notes payable stockholders	-	(48,447)
Net Cash Used in Financing Activities	-	(48,447)

Net (decrease) increase in cash	67,166	325,018

Cash at beginning of year	401,001	75,983

Cash at end of year	$ 468,167	$ 401,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 53	$ 2,754
Cash paid for taxes	$ 690	$ -

Supplemental disclosure of non-cash investing and financing activities:
Return of 875,000 shares of common stock in exchange for notes and interest receivable	$ -	$ 26,576
Cancellation of 458,300 shares of common stock	$ 5	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2020	512,996	$ 5	-	$ -	4,433,375	$ 45	670,904	$ 7	3,000,000	$ 30	223,994,635	$ 2,240	$ 15,266,718	$(16,055,841)	$ (786,796)

Returned of common stock in exchange for notes receivable and interest	-	-	-	-	-	-	-	-	-	-	(875,000)	(9)	(26,567)	-	(26,576)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(1,091,872)	(11)	-	-	-	-	5,459,360	55	(44)	-	-

Net income for the year ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	361,098	361,098
Balance at September 30, 2021	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$ 15,240,107	$(15,694,743)	$ (452,274)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the year ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	400,895	400,895
Balance at September 30, 2022	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$(15,293,848)	$ (51,379)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on September 30, 2022 and September 30, 2021.

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

The Company provided $18,000 and $10,000 allowances for doubtful accounts as of September 30, 2022 and September 30, 2021, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaling $38,250 and $41,283 at September 30, 2022 and 2021, respectively. Prepaid expenses totaling $15,361 and $6,100 at September 30, 2022 and 2021, respectively are primarily for insurance and other items

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of September 30, 2022 and September 30, 2021, the Company had $208,135 and $139,577, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the years ended September 30, 2022 and 2021, the Company had $204,918 and $167,661 respectively, in research and development costs.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of September 30, 2022 and September 30, 2021, respectively, the Company recorded $38,250 and $41,283, respectively, in deferred subscriber costs, which are included as a component of prepaid expense.

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

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed. As of September 30, 2022 and September 30, 2021, respectively, the Company recorded $1,125,511 and $1,131,796, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

For the years ended
	September 30, 2022	September 30, 2021

Licensing of ReadyOp Software	$ 1,818,035	$ 1,581,080
Hardware Sales and Consulting	199,528	70,217
Total	$ 2,017,563	$ 1,651,297

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the years ended September 30, 2022 and 2021:

	For the year	For the year
	year	year
	ended	ended
	September 30, 2022	September 30, 2021

Beginning balance	$ 1,131,796	$ 728,120
Additions to contract liabilities (1)	2,011,278	2,054,973
Deductions to contract liabilities (2)	(2,017,563)	(1,651,297)
Ending balance	$ 1,125,511	$ 1,131,796

(1) Customer billings for services not yet rendered
(2) Revenue recognized in the current year related to the beginning liability

EARNINGS PER SHARE

Earnings per share ("EPS") are the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by adding both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

As of September 30, 2022 and 2021, we had no options and warrants outstanding.

As of September 30, 2022 and 2021, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2022 and 2021, we had 3,341,503 and 3,911,715 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,707,515 and 19,558,575 shares of common stock, respectively.

As of September 30, 2022 and 2021, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock..

As of September 30, 2022 and 2021, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the years ended September 30, 2022 and 2021:

	For the	For the
	year	year
	ended	ended
	September 30, 2022	September 30, 2021
Net income attributable to common stockholders for the period	$359,858	$320,171

Weighted average number of shares outstanding	228,239,979	226,520,440

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	year	year
	ended	ended
	September 30, 2022	September 30, 2021
Net income attributable to common stockholders for the period	$359,858	$320,171
Add: Preferred stock dividends	41,073	40,929

Adjusted net income	$400,895	$361,098

Weighted average number of shares outstanding	228,239,979	226,520,440
Add: Shares issued upon conversion of preferred stock	371,361,635	371,361,635
Weighted average number of common and common equivalent shares	599,601,614	597,882,075

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2022 and September 30, 2021, respectively.

At September 30, 2022 inventory was $21,097 of raw materials and $0 of finished goods.

At September 30, 2021, inventory was $12,593 of raw materials and $2,060 of finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $51,318 and $20,280 during the years ended September 30, 2022 and 2021, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3   - PROPERTY AND EQUIPMENT

At September 30, 2022 and September 30, 2021, property and equipment, net, is as follows:

	September 30, 2022	September 30, 2021
Office Equipment	$21,605	$14,122
Less: Accumulated Depreciation	(6,463)	(2,731)
Total Property and Equipment, net	$15,142	$11,391

Depreciation expense for the years ended September 30, 2022 and 2021, was $3,732 and $2,129, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of September 30, 2022 and September 30, 2021, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $165,035 and $123,998, respectively.

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

Cancellation of Shares

During the year ended September 30, 2022, the Company canceled an aggregate of 458,300 shares of its common stock due to share issuance in error by the Company.

Common stock issued for Conversion of C Preferred

During the year ended September 30, 2021, the holders of Series C preferred stock, converted 1,091,872 shares of Series C Preferred Stock into 5,459,360 shares of Common Stock.

Common stock issued in Exchange for Notes Receivable

On July 15, 2021, a shareholder returned 875,000 shares of Company's common stock to the Company in exchange for the two notes receivable in the total sum of $25,000 and $1,576 in interest receivable;

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

The Loan, which was in the form of a Note dated on or about June 10, 2020 issued by the Borrower, matures on or about June 10, 2025 and bears interest at an approximate rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On July 20, 2021, the loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on forgiveness of PPP loan in the amount of $106,727 as of September 30, 2021.

NOTE 6 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the years ended September 30, 2022 and 2021 was $26,973 and $17,901, respectively (See Note 7).

As of September 30, 2022, the Company advanced $53,302 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2022.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expires on November 30, 2022.

Rent expense incurred during the years ended September 30, 2022 and 2021 was $26,973 and $17,901, respectively (See Note 6).

Revenue and Accounts Receivable Concentration

No customer accounted for more than 10% of the Company’s revenue for the year ended September 30, 2022.

No customer accounted for more than 10% of the Company’s revenue for the year ended September 30, 2021.

As of September 30, 2022, no customers accounted for more than 10% of the Company's total outstanding accounts receivable.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of September 30, 2022 and 2021, the Company has recorded $8,000 and $8,953 for the minimum royalty for the fiscal year ended 2022 and 2021.

NOTE 8 - DEFERRED INCOME TAXES

The Company calculates its deferred tax assets based upon its consolidated net operating loss (NOL) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2022 and 2021 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2022, the Company has an adjusted net operating loss carryforward of approximately $13,782,000 that expire through 2039. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits. Significant components of the Company's net deferred income tax assets at September 30, 2022 and 2021, respectively are as follows:

	2022	2021
Depreciation	$2,842	$2,746
Allowance for doubtful account	15,880	12,332
Net operating loss carryforward	3,493,201	3,601,402
Net deferred income tax asset	3511,923	3,616,480
Less: valuation allowance	(3,511,923)	(3,616,480)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	2022	2021

Federal statutory taxes	$79,558	$71,660
State income taxes, net of federal benefit	22,049	19,860
Change in tax estimates	850	(5,901)
Less: Valuation allowance, non-deductible items	2,100	1,434
Change in valuation allowance	(104,557)	(87,053)
	$-0-	$-0-

	2022	2021

Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

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

NOTE 9 - SUBSEQUENT EVENT

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024.

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

Date: December 29, 2022

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

Date: December 29, 2022

/s/Larry M. Reid,

Larry M. Reid, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2022, I, Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2022, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: December 29, 2022

/s/ Michael Moore

Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K, of Cleartronic, Inc. for the fiscal year ending September 30, 2022, I, Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Annual Report on Form 10-K, for the fiscal year ending September 30, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Annual Report on Form 10-K, for the fiscal year ending September 30, 2022, fairly presents, in all material respects, the financial condition and results of operations of Cleartronic, Inc.

Date: December 29, 2022

/s/ Larry M. Reid

Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc.