Form 10-Q
period 2022-12-31
Cleartronic, Inc.
filed 2023-02-13
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

CLEARTRONIC, INC. (Exact name of registrant as specified in its charter)
Florida	65-0958798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28050 US Hwy 19N Clearwater, Florida	33761
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 813-289-7620

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

8000 North Federal Highway, Suite 100

Boca Raton, Florida 33487

561-939-3300

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 228,780,695 shares as of  February 10, 2023.

-i-

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2022	September 30, 2022
	(unaudited)
Current assets:
Cash	$ 280,153	$ 468,167
Accounts receivable, net	562,782	538,030
Inventory	21,097	21,097
Prepaid expenses and other current assets	43,665	53,611
Interest receivable - related party	666	-
Total current assets	908,363	1,080,905

Property and Equipment, net	14,061	15,142

Other assets:
Due from related party	53,302	53,302
Total other assets	53,302	53,302
Total assets	$ 975,726	$ 1,149,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 108,149	$ 75,217
Deferred revenue, current portion	802,305	1,012,211
Total current liabilities	910,454	1,087,428

Long Term Liabilities
Deferred revenue, net of current portion	99,567	113,300
Total long term liabilities	99,567	113,300

Total liabilities	1,010,021	1,200,728

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	33	34
3,209,503 and 3,341,503 shares issued and outstanding, respectively.
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,288	2,281
228,780,695 and 228,120,995, shares issued and outstanding, respectively.
Additional paid-in capital	15,240,106	15,240,112
Accumulated Deficit	(15,276,764)	(15,293,848)
Total stockholders' deficit	(34,295)	(51,379)
Total liabilities and stockholders' deficit	$ 975,726	$ 1,149,349

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021
Revenue	$ 506,650	$ 519,185
Cost of Revenue	77,491	92,236
Gross Profit	429,159	426,949

Operating Expenses:
Selling expenses	67,831	188,545
Administrative expenses	321,898	127,915
Depreciation expense	1,080	814
Research and development	21,815	49,260
Total Operating Expenses	412,624	366,534

Interest income/expense, net	549	(168)
Total Other Income/(Expenses)	549	(168)

Income before income taxes	17,084	60,247

Provision for income taxes from continuing operations	-	-

Net Income	17,084	60,247

Preferred stock dividends Series A Preferred	(10,344)	(10,344)

Net income attributable to common stockholders	$ 6,740	$ 49,903

Net income per common share - basic	$ 0.00	$ 0.00

Net income per common share - diluted	$ 0.00	$ 0.00

Weighted Average of number of shares outstanding - basic	228,630,043	228,578,995

Weighted Average of number of shares outstanding - diluted	599,331,678	599,940,630

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2022	December 31, 2021
NET INCOME	$ 17,084	$ 60,247
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	1,080	814
(Increase) decrease in assets:
Accounts receivable	(24,752)	46,867
Inventory	-	(6,588)
Prepaid expenses and other current assets	9,280	33,364
Due from related party	-	(6,386)
Increase (decrease) in liabilities:
Accounts payable	32,933	26,406
Deferred revenue	(223,639)	(172,573)
Net Cash Used In by Operating Activities	(188,014)	(17,849)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(5,058)
Net Cash Used in Investing Activities	-	(5,058)

Cash Flows From Financing Activities	-	-

Net (decrease) increase in cash	(188,014)	(22,907)

Cash at beginning of period	468,167	401,001

Cash at end of period	$ 280,153	$ 378,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 666	$ 168
Cash paid for taxes	$ 690	$ 690

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$ 7	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022
(Unaudited)

													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2022	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$ 15,240,112	$ (15,293,848)	$ (51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(132,000)	(1)	-	-	-	-	660,000	7	(6)	-	-

Net income for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	17,084	17,084

Balance at December 31, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,209,503	$ 33	670,904	$ 7	3,000,000	$ 30	228,780,695	$ 2,288	$ 15,240,106	$ (15,276,764)	$ (34,295)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021
(Unaudited)

													Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2021	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$ 15,240,107	$ (15,694,743)	$ (452,274)

Net income for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	60,247	60,247

Balance at December 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,288	$ 15,240,107	$ (15,634,496)	$ (392,027)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2022

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

BASIS OF PRESENTATION

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The unaudited interim financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2022, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 29, 2022. The results of operations for the three months ended December 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2023.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on December 31, 2022 and September 30, 2022.

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

The Company provided $18,000 and $18,000 for allowances of doubtful accounts as of December 31, 2022 and September 30, 2022, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaling $25,500 and $38,250 at December 31, 2022 and September 30, 2022, respectively. Prepaid expenses totaling $25,667 and $18,165 at December 31, 2022 and September 30, 2022, respectively are primarily for insurance and other items

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of December 31, 2022 and September 30, 2022, the Company had $15,720 and $208,135, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended December 31, 2022 and 2021, the Company had $21,815 and $49,260 respectively, in research and development costs.

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

The Company generates revenue primarily through the sale of integrated hardware and software licenses. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of December 31, 2022 and September 30, 2022, respectively, the Company recorded $25,500 and $38,250, respectively, in deferred subscriber costs, which are included as a component of prepaid expense.

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

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed. As of December 31, 2022 and September 30, 2022, respectively, the Company recorded $901,872 and $1,125,511, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

For the three months ended
	December 31, 2022	December 31, 2021

Licensing of ReadyOp Software	$ 460,244	$ 449,500
Hardware Sales and Consulting	46,406	69,685
Total	$ 506,650	$ 519,185

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the three months ended December 31, 2022 and year ended September 30, 2022:

	For the three	For the year
months
	ended	ended
	December 31, 2022	September 30, 2022
Beginning balance	$ 1,125,511	$ 1,131,796
Additions to contract liabilities (1)	283,011	2,011,278
Deductions to contract liabilities (2)	(506,650)	(2,017,563)
Ending balance	$ 901,872	$ 1,125,511

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

As of December 31, 2022 and 2021, we had no options and warrants outstanding.

As of December 31, 2022 and 2021, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2022 and 2021, we had 3,209,503 and 3,341,503 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,047,515 and 16,707,515 shares of common stock, respectively.

As of December 31, 2022 and 2021, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2022 and 2021, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the three months ended December 31, 2022 and 2021:

	For the	For the
	three months	three months
	ended	ended
	December 31, 2022	December 31, 2021
Net income attributable to common stockholders for the period	$6,740	$49,903

Weighted average number of shares outstanding	228,630,043	228,578,995

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	three months	three months
	ended	ended
	December 31, 2022	December 31, 2021
Net income attributable to common stockholders for the period	$6,740	$49,903
Add: Preferred stock dividends	10,344	10,344

Adjusted net income	$17,084	$60,247

Weighted average number of shares outstanding	228,630,043	228,578,995
Add: Shares issued upon conversion of preferred stock	370,701,635	371,361,635
Weighted average number of common and common equivalent shares	599,331,678	599,940,630

Diluted earnings per share	$0.00	$0.00

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2022 and September 30, 2022, respectively.

At December 31, 2022 inventory was $21,097 of raw materials and $0 of finished goods.

At September 30, 2022, inventory was $21,097 of raw materials and $0 of finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $13,149 and $5,025 during the three months ended December 31, 2022 and 2021, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

LEASE ACCOUNTING

We account for leases in accordance with ASC 842, Leases which requires lessees to recognize lease liabilities and right-of-use (ROU) assets on the balance sheet for most operating leases. We made the accounting policy election not to apply the recognition provisions of ASC 842 to short-term leases which are leases with a lease term of 12 months or less. Instead, we recognize the lease payments for short-term leases on a straight-line basis over the lease term.

Operating lease liabilities reflect our obligation to make future lease payments for real estate locations. Lease terms are comprised of contractual terms. Payments are discounted using the rate we would pay to borrow amounts equal to the lease payments over the lease term (our incremental borrowing rate). We do not separate lease and non-lease components for contracts in which we are the lessee. ROU assets are measured based on lease liabilities adjusted for incentives and timing differences between operating lease expense and payments, recognized on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. Common area maintenance and other executory costs are the main components of variable lease payments. Operating and variable lease expenses are recorded in general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 3  - PROPERTY AND EQUIPMENT

At December 31, 2022 and September 30, 2022, property and equipment, net, is as follows:

Office Equipment	$21,605	$21,605
Less: Accumulated Depreciation	(7,544)	(6,463)
Total Property and Equipment, net	$14,061	$15,142

Depreciation expense for the three months ended December 31, 2022 and 2021, was $1,080 and $814, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of December 31, 2022 and September 30, 2022, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $175,487 and $165,035, respectively.

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 7,525,403 shares were issued and outstanding. There are currently 5 series of preferred stock designated as follows:

●	1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;
●	10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;
●	50,000,000 shares have been designated as Series C Preferred Stock, 3,209,503 of which are issued and outstanding; and
●	10,000,000 shares have been designated Series D Preferred stock, of which 670,904 are issued and outstanding; and
●	10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

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

Common stock issued for Conversion of C Preferred

During the three months ended December 31, 2022, the holder of Series C preferred stock, converted 132,000 shares of Series C Preferred Stock into 661,000 shares of Common Stock at the stated conversion rate with no gain or loss recognized.

NOTE 6 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the three months ended December 31, 2022 and 2021 was $2,343 and $5,886, respectively (See Note 7).

As of December 31, 2022, the Company advanced $53,302 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2022. As of December 31, 2022, the Company recorded $666 in interest receivable – related party.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Obligation Under Operating Lease

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024.  On January 1, 2023, upon adoption of ASC 842, the Company will recognize  right-to-use assets as operating leases and operating lease obligations.

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expired on November 30, 2022.

Rent expense incurred during the three months ended December 31, 2022 and 2021 was $2,343 and $5,886, respectively (See Note 6).

Revenue and Accounts Receivable Concentration

For the three months ended December 31, 2022, one customer accounted for 16% of the Company's revenues.

For the three months ended December 31, 2021, one customer accounted for 14% of the Company's revenues.

As of December 31, 2022, no customers accounted for more than 10% of the Company's total outstanding accounts receivable.

As of September 30, 2022, no customer accounted for more than 10% of the Company's total outstanding accounts receivable.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of December 31, 2022 and 2021, the Company has recorded $3,640 and $2,953 for the minimum royalty for the fiscal year ended 2022 and 2021.

NOTE 9 - SUBSEQUENT EVENT

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time.

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

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium and long-term care. Additionally, the platform provides secure communications capabilities and record keeping to track the healing process of patients, record their recovery and monitor their medications. ReadyMed ~~has~~ proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2021

Revenue

Revenues decreased 2.41% to $506,650 for the three months ended December 31, 2022 as compared to $519,185 for the three months ended December 31, 2021. The primary reason for the decrease was due to a decrease in sales of ReadyOp hardware products from $32,000 in 2021 to $6,125 in 2022. Revenue from the ReadyOp platform increased from $449,500 in 2021 to $460,244 in 2022. Consulting fees and related income increased from $37,685 in 2021 to $40,281 in 2022 due to more training activity and conference income.

Cost of Revenue

Cost of revenues decreased to $77,491 for the three months ended December 31, 2022 as compared to $92,236 for the three months ended December 31, 2021. Gross profits were $429,159 and $426,949 for the three months ended December 31, 2022 and December 31, 2021, respectively. Gross profit margins increased from 82% for the three months ended December 31, 2021 to 85% for the three months ended December 31, 2022. The increase in gross profit and gross profit margin was primarily due to the increase in sales of subscriptions to the ReadyOp platform and the decrease in sales of hardware products.

Operating Expenses

Operating expenses increased 12.57% to $412,624 for the three months ended December 31, 2022 compared to $366,534 for the three months ended December 31, 2021. The increase was primarily due increases in administrative expense and slightly offset by decrease in selling expenses. General and administrative expenses increased by $193,983 or 151.65% as a result of the increase in general business expenses. This increase was primarily due to salary expenses included as part of general business expenses, charitable contributions, and employee holiday bonuses.  For the three months ended December 31, 2022, selling expenses were $67,831 compared to $188,545 for the three months ended December 31, 2021. This decrease was primarily due to a decrease in commissions expense with an offset by an increase in advertising and travel expenses. Research and development expenses were $49,260 for the three months ended December 31, 2021, as compared to $21,815 for the three months ended December 31, 2022. The increase was primarily due to a decrease in expenses associated with the development of a new technology associated with a patent owned by the University of South Florida Research Foundation. The Company has obtained the exclusive license to develop and market the technology associated with the patent.

Other Income/(Expenses)

The Company's other income increased by $717 from other income of $542 during the three months ended December 31, 2022 as compared to $168 in other expenses, for the three months ended December 31, 2021. The primary reason for this increase was an increase in interest income on note receivable due from a related party.

Income before Income Taxes

The Company's income before income taxes was $17,084, during the three months ended December 31, 2022, as compared to $60,247 for the three months ended December 31, 2021. The decrease was primarily due to an increase in administrative and research and development expenses and a decrease in sales of ReadyOp hardware products. The increased costs were partially increase in subscription of ReadyOp software and consulting income in 2022.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $6,740 for the three months ended December 31, 2022 as compared to a net income of $49,903 for the three months ended December 31, 2021. The decrease was primarily due to an increase in administrative and research and development expenses and a decrease in sales of ReadyOp hardware products. The increased costs were partially due to an in increase in subscriptions of ReadyOp software and consulting income in 2022 while preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2022, net cash used in operations of $188,014 was the result of a net income of $17,084, depreciation expense of $1,080, an increase in accounts payable of $32,933, and a decrease in prepaid expenses of $9,280.  These were offset by an increase in accounts receivable of $24,752 and a decrease in deferred revenue of $223,639.

For the three months ended December 31, 2021, net cash used in operations of $17,849 was the result of a net income of $60,247, depreciation expense of $814, an increase in accounts payable of $26,406, a decrease in accounts receivable of $46,867, a decrease in prepaid expenses of $33,364.  These were offset by an increase in inventory of $6,588, an increase in due from related party of $6,386, and a decrease in deferred revenue of $172,573.

Net cash used in investing activities was $0 and $5,058 for the three months ended December 31, 2022 and 2021, respectively, which was for the purchase of fixed assets.

Critical Accounting Estimates

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of December 30, 2022. Based on that evaluation, the CEO and CFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

32.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.,pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
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

February 13, 2023

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

Date: February 13, 2023

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

Date: February 13, 2023

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 13, 2023

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 13, 2023

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer