Form 10-K/A
period 2022-09-30
Cleartronic, Inc.
filed 2023-04-28
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2022 (based on the closing sale price of $0.036 per share of the registrant's common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $4,493,495. The stock price of $0.036 at March 31, 2022, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 29, 2022, the registrant had outstanding 228,120,695 shares of common stock, par value $0.00001 per share.

EXPLANATORY NOTE

Cleartronic, Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”), to amend its Annual Report on Form 10-K for the year ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on December 29, 2022 (the “Original Filing”). This Amendment is being filed to amend Item 9A., “Controls and Procedures,” of the Original Filing to disclose management’s conclusion of the assessment of our internal control over financial reporting as of September 30, 2022, in response to comments received from the SEC staff. We have also amended the aggregate market value of the voting and non-voting common equity held by non-affiliates on the cover page of the Original Filing to include such information as of the last business day of the most recently completed second fiscal quarter with respect to the fiscal year ended September 30, 2022.

Also, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted and no new certifications pursuant to Section 906 are included as exhibits to this Amendment No. 1.

Except as described above, no changes have been made to the Original Filing and this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

-ii-

PART II

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

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a ,et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

32.1**	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2**

Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document (XBRL tags are embedded within the Inline iXBRL document)

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: April 28, 2023

  By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2023

By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael M. Moore, certify that:

1. I have reviewed this Annual Report on Form 10-K/A, of Cleartronic, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. [Intentionally Omitted];

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

Date: April 28, 2023

/s/ Michael M. Moore

Michael M. Moore

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry M. Reid, certify that:

1.I have reviewed this Annual Report on Form 10-K/A, of Cleartronic, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. [Intentionally Omitted];

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

Date: April 28, 2023

/s/Larry M. Reid

Larry M. Reid

Chief Financial Officer and Principal Accounting Officer