Form 10-Q
period 2023-03-31
Cleartronic, Inc.
filed 2023-05-12
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 228,780,695 shares as of  May 12, 2023.

-i-

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2023	September 30, 2022
	(unaudited)
Current assets:
Cash	$ 385,747	$ 468,167
Accounts receivable, net	531,024	538,030
Inventory	22,070	21,097
Prepaid expenses and other current assets	33,616	53,611
Interest receivable - related party	1,343	-
Total current assets	973,800	1,080,905

Property and Equipment, net	17,099	15,142

Operating lease - right-of-use asset	41,880	-

Other assets:
Due from related party	53,302	53,302
Total other assets	53,302	53,302
Total assets	$ 1,086,081	$ 1,149,349

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 79,801	$ 75,217
Deferred revenue, current portion	834,097	1,012,211
Operating lease liability	23,244	-
Total current liabilities	937,142	1,087,428

Long Term Liabilities
Deferred revenue, net of current portion	89,267	113,300
Operating lease liability - long term	19,138	-
Total long term liabilities	108,405	113,300

Total liabilities	1,045,547	1,200,728

Commitments and Contingencies (See Note 7)

Stockholders' equity/(deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized,	5	5
512,996 issued and outstanding, respectively.
Series B preferred stock - $.00001 par value; 10 shares authorized,	-	-
0 shares issued and outstanding, respectively.
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,	33	34
3,209,503 and 3,341,503 shares issued and outstanding, respectively.
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,	7	7
670,904 shares issued and outstanding, respectively.
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,	30	30
3,000,000 shares issued and outstanding, respectively.
Common stock - $.00001 par value; 5,000,000,000 shares authorized,	2,288	2,281
228,780,695 and 228,120,695, shares issued and outstanding, respectively.
Additional paid-in capital	15,240,106	15,240,112
Accumulated Deficit	(15,201,935)	(15,293,848)
Total stockholders' equity (deficit)	40,534	(51,379)
Total liabilities and stockholders' equity/(deficit)	$ 1,086,081	$ 1,149,349

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2023	For the Six Months Ended March 31, 2022
Revenue	$ 510,668	$ 470,623	$ 1,017,318	$ 989,808
Cost of Revenue	71,546	65,900	149,037	158,136
Gross Profit	439,122	404,723	868,281	831,672

Operating Expenses:
Selling expenses	66,831	35,003	134,662	120,532
Administrative expenses	294,858	259,910	616,756	535,418
Depreciation expense	1,282	960	2,362	1,774
Research and development	2,000	3,093	23,815	7,776
Total Operating Expenses	364,971	298,966	777,595	665,500

Interest income/expense, net	678	(101)	1,227	(269)
Total Other Income/(Expenses)	678	(101)	1,227	(269)

Income before income taxes	74,829	105,656	91,913	165,903

Provision for income taxes from continuing operations	-	-	-	-

Net Income	74,829	105,656	91,913	165,903

Preferred stock dividends Series A Preferred	(10,119)	(10,119)	(20,463)	(20,463)

Net income attributable to common stockholders	$ 64,710	$ 95,537	$ 71,450	$ 145,440

Net income per common share - basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Net income per common share - diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average of number of shares outstanding
basic	228,780,695	228,359,918	228,704,541	228,359,918
Weighted Average of number of shares outstanding
diluted	599,482,330	599,721,553	599,406,176	599,721,553

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2023	March 31, 2022
NET INCOME	$ 91,913	$ 165,903
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	2,362	1,774
Amortization of operating lease - right-of-use asset	5,983	-
Accounts receivable	7,006	29,434
Inventory	(973)	(4,595)
Prepaid expenses and other current assets	18,652	11,343
Due from related party	-	(8,501)
Increase (decrease) in liabilities:
Accounts payable	4,585	(6,922)
Deferred revenue	(202,147)	(200,601)
Operating lease liability	(5,481)	-
Net Cash Used In by Operating Activities	(78,100)	(12,165)

Cash Flows From Investing Activities
Purchase of fixed assets	(4,320)	(5,058)
Net Cash Used in Investing Activities	(4,320)	(5,058)

Cash Flows From Financing Activities	-	-

Net (decrease) increase in cash	(82,420)	(17,223)

Cash at beginning of period	468,167	401,001

Cash at end of period	$ 385,747	$ 383,778

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 117	$ 269
Cash paid for taxes	$ 400	$ 690

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$ 7	$ -
Right-of-use asset obtained in exchange for operating lease liability	$ 47,863	$ -

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2022	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$15,240,112	$(15,293,848)	$ (51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(132,000)	(1)	-	-	-	-	660,000	7	(6)	-	-

Net income for the six months ended March31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	91,913	91,913
Balance at March 31, 2023 (Unaudited)	512,996	$ 5	-	$ -	3,209,503	$ 33	670,904	$ 7	3,000,000	$ 30	228,780,695	$ 2,288	$15,240,106	$(15,201,935)	$ 40,534

Balance at December 31, 2022	512,996	$ 5	-	$ -	3,209,503	$ 33	670,904	$ 7	3,000,000	$ 30	228,780,695	$ 2,288	$15,240,106	$(15,276,764)	$ (34,295)

Net income for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	74,829	74,829
Balance at March 31, 2023 (Unaudited)	512,996	$ 5	-	$ -	3,209,503	$ 33	670,904	$ 7	3,000,000	$ 30	228,780,695	$ 2,288	$15,240,106	$(15,201,935)	$ 40,534

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2021	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$15,240,107	$(15,694,743)	$ (452,274)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the six months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	165,903	165,903
Balance at March 31, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$15,240,112	$(15,528,840)	$ (286,371)

Balance at December 31, 2021 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,578,995	$ 2,286	$15,240,107	$(15,634,496)	$ (392,027)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	105,656	105,656
Balance at March 31, 2022 (Unaudited)	512,996	$ 5	-	$ -	3,341,503	$ 34	670,904	$ 7	3,000,000	$ 30	228,120,695	$ 2,281	$15,240,112	$(15,528,840)	$ (286,371)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2022, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 29, 2022. The results of operations for the three and six months ended March 31, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2023.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on March 31, 2023 and September 30, 2022.

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

The Company provided $18,000 and $18,000 for allowances of doubtful accounts as of March 31, 2023 and September 30, 2022, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaling $12,750 and $38,250 at March 31, 2023 and September 30, 2022, respectively. Prepaid expenses totaling $20,866 and $15,361 at March 31, 2023 and September 30, 2022, respectively .

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of March 31, 2023 and September 30, 2022, the Company had $128,346 and $208,135, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended March 31, 2023 and 2022, the Company had $2,000 and $47,016 respectively, in research and development costs. Salary expenses for the three months ended March 31, 2022 were reclassified for consistency with the current year presentation.

For the six months ended March 31, 2023 and 2022, the Company had $23,815 and $96,276 respectively, in research and development costs. Salary expenses for the six months ended March 31, 2022 were reclassified for consistency with the current year presentation.

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

The Company generates revenue primarily through the sale of software licenses and integrated hardware. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of March 31, 2023 and September 30, 2022, respectively, the Company recorded $12,750 and $38,250, respectively, in deferred subscriber costs, which are included as a component of prepaid expense.

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

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed. As of March 31, 2023 and September 30, 2022, respectively, the Company recorded $923,364 and $1,125,511, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

For the three months ended
	March 31, 2023	March 31, 2022
Licensing of ReadyOp Software	$ 492,969	$ 461,123
Hardware Sales and Consulting	17,699	9,500
Total	$ 510,668	$ 470,623

For the six months ended
	March 31, 2023	March 31, 2022
Licensing of ReadyOp Software	$ 953,214	$ 910,623
Hardware Sales and Consulting	64,104	79,185
Total	$ 1,017,318	$ 989,808

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the six months ended March 31, 2023 and year ended September 30, 2022:

	For the three	For the
	months	Year
	ended	ended
	March 31, 2023	September 30, 2022
Beginning balance	$ 1,125,511	$ 1,131,796
Additions to contract liabilities (1)	815,171	2,011,278
Deductions to contract liabilities (2)	(1,017,318)	(2,017,563)
Ending balance	$ 923,364	$ 1,125,511

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

As of March 31, 2023 and 2022, we had no options and warrants outstanding.

As of March 31, 2023 and 2022, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2023 and 2022, we had 3,209,503 and 3,341,503 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 16,047,515 and 16,707,515 shares of common stock, respectively.

As of March 31, 2023 and 2022, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2023 and 2022, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share ("EPS") for the three and six months ended March 31, 2023 and 2022:

	For the	For the
	three months	three months
	ended	ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders for the period	$64,710	$95,537

Weighted average number of shares outstanding	228,780,695	228,359,918

Basic earnings per share	$0.00	$0.00

	For the	For the
	six months	six months
	ended	ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders for the period	$71,450	$145,440

Weighted average number of shares outstanding	228,704,541	228,359,918

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	three months	three months
	ended	ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders for the period	$64,710	$95,537
Add: Preferred stock dividends	10,119	10,119

Adjusted net income	$74,829	$105,656

Weighted average number of shares outstanding	228,780,695	228,359,918
Add: Shares issued upon conversion of preferred stock	370,701,635	371,361,635
Weighted average number of common and common equivalent shares	599,482,330	599,721,553

Diluted earnings per share	$0.00	$0.00

	For the	For the
	six months	six months
	ended	ended
	March 31, 2023	March 31, 2022
Net income attributable to common stockholders for the period	$71,450	$145,440
Add: Preferred stock dividends	20,463	20,463

Adjusted net income	$91,913	$165,903

Weighted average number of shares outstanding	228,704,541	228,359,918
Add: Shares issued upon conversion of preferred stock	370,701,635	371,361,635
Weighted average number of common and common equivalent shares	599,406,176	599,721,553

Diluted earnings per share	$0.00	$0.00

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of its assets and liabilities under ASC topic 820, "Fair Value Measurements and Disclosures". ASC 820 defines "fair value" as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company's consolidated financial statements

ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company's policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2023and September 30, 2022, respectively.

At March 31, 2023 inventory was $22,070 of raw materials and $0 of finished goods.

At September 30, 2022, inventory was $21,097 of raw materials and $0 of finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $17,618 and $6,796 during the three months ended March 31, 2023 and 2022, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $30,767 and $11,821 during the six months ended March 31, 2023 and 2022, respectively.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments - Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's Financial Statements.

In the current year, the Company adjusted its classification of selling and administrative expenses in the Statement of Operations. For comparative purposes, amounts in the prior years have been reclassified to conform to current year presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

LEASE ACCOUNTING

We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

We have a lease agreement with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because our lease does not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

In general, leases, where we are the lessee, may include options to extend the lease term. These leases may include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of revenues or operating expenses depending on the nature of the leased asset. Certain operating leases provide for annual increases to lease payments based on an index or rate. We calculate the present value of future lease payments based on the index or rate at the lease commencement date.

Differences between the calculated lease payment and actual payment are expensed as incurred. Amortization of finance lease assets is recognized over the lease term as cost of revenues or operating expenses depending on the nature of the leased asset.

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024. On January 1, 2023, upon adoption of ASC 842, the Company recognized right-to-use assets as operating leases and operating lease obligations.

The tables below present information regarding the Company's operating lease assets and liabilities at March 31, 2023:

	March 31, 2023	September 30, 2022
Assets

Operating lease -right-of-use assets-non-current	$41,880	$-

Liabilities

Operating lease liability	$42,382	$-

Weighted-average remaining lease term (years)	1.75	-

Weighted-average discount rate	8%	-

The componets of lease expense were as follows:

Operating lease cost

Amorization on right-of-use opeating lease asset	$5,983	$-
Lease liability expense in connection with obligation repayment	921	-
Total operating lease costs	$6,904	$-

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$6,402	$-
Right-of-use asset obtained in exchange for new operating lease liability	$47,863	$-

At March 31, 2023, the Company has no financing leases as defined in ASC 842, "Leases."

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2023:

2023 (6 Months)	$12,804
2024	26,184
2025	6,594
Total undiscounted cash flows	45,582
Less: amount representing interest	(3,200)
Present value of operating lease liability	42,382
Less: current portion of operation lease liability	23,244
Long-term operating lease liability	$19,138

NOTE 3  - PROPERTY AND EQUIPMENT

At March 31, 2023 and September 30, 2022, property and equipment, net, is as follows:

Office Equipment	$25,925	$21,605
Less: Accumulated Depreciation	(8,826)	(6,463)
Total Property and Equipment, net	$17,099	$15,142

Depreciation expense for the three months ended March 31, 2023 and 2022, was $1,282 and $960, respectively.

Depreciation expense for the six months ended March 31, 2023 and 2022, was $2,362 and $1,774, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of March 31, 2023 and September 30, 2022, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $185,606 and $165,035, respectively and $20,463 for the six months ended March 31, 2023

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 7,525,403 shares were issued and outstanding. There are currently 5 series of preferred stock designated as follows:

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

●

A holder of shares of the Series B Preferred Stock is entitled to one vote per share on all matters submitted to a vote of our stockholders. If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have voting rights equal to two times the sum of the total number of shares of our common stock which are issued and outstanding at the time of voting, plus the total number of shares of any shares of our preferred stock which are issued and outstanding at the time of voting. A holder of shares of the Series B Preferred Stock shall have no conversion rights or rights to dividends.

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

Common stock issued for Conversion of C Preferred

During the six months ended March 31, 2023, the holder of Series C preferred stock, converted 132,000 shares of Series C Preferred Stock into 660,000 shares of Common Stock at the stated conversion rate with no gain or loss recognized.

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of March 31, 2023, no common stock was repurchased.

NOTE 6 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the three months ended March 31, 2023 and 2022 was $0 and $7,029, respectively (See Note 7).

Rent expense incurred during the six months ended March 31, 2023 and 2022 was $2,343 and $12,915, respectively (See Note 7).

As of December 31, 2022, the Company advanced $53,302 to VoiceInterop, the Company's former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2022. As of March 31, 2023, the Company recorded $1,343 in interest receivable - related party.

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

Rent expense incurred during the three months ended March 31, 2023 and 2022 was $6,904 and $7,029, respectively (See Note 7).

Rent expense incurred during the six months ended March 31, 2023 and 2022 was $9,246 and $12,915, respectively (See Note 7).

Revenue and Accounts Receivable Concentration

For the six months ended March 31, 2023, one customer accounted for 16% of the Company's revenues.

For the six months ended March 31, 2022, one customer accounted for 17% of the Company's revenues.

As of March 31, 2023, no customers accounted for more than 10% of the Company's total outstanding accounts receivable.

As of September 30, 2022, no customer accounted for more than 10% of the Company's total outstanding accounts receivable.

Major Supplier and Sole Manufacturing Source

The Company relies on no major supplier for its products. The Company has contracted with local manufacturing facilities to provide completed circuit boards used in the assembly of its IP gateway devices. Interruption of adequate supply of components, primarily computer chips, to the manufacturing source presents additional risk to the Company. The Company believes that additional commercial facilities exist at competitive rates to match the resources and capabilities of its existing manufacturing source, but the current worldwide shortage of computer chips does limit our ability to supply our proprietary radio gateways to clients and other buyers.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of March 31, 2023 and 2022, the Company has recorded $5,640 and $4,000 for the minimum royalty for the fiscal year ended 2023 and 2022.

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

In October 2019, the Company acquired the ReadyMed software platform from Collabria LLC. ReadyMed is a web-based secure communications platform initially designed for the healthcare industry. This includes hospitals, clinics, doctor's offices, health insurance companies, workers compensation insurance companies and many other segments of the healthcare industry. The platform provides caregivers with patient tracking capability and allows physicians and other healthcare entities to track patient progress after medical treatment and/or release from hospital care. The software also enables monitoring and reporting of patients in medium and long-term care. Additionally, the platform provides secure communications capabilities and record keeping to track the healing process of patients, record their recovery and monitor their medications. ReadyMed proved beneficial for multiple clients in the healthcare industry due to the impact of the COVID-19 pandemic. The Company offers both the ReadyOp and ReadyMed capabilities to clients and usually refers to the platform as ReadyOp to avoid confusion in the marketplace of two products.

FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenue

Revenues increased 8.51% to $510,668 for the three months ended March 31, 2023 as compared to $470,623 for the three months ended March 31, 2022. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $461,123 in 2022 to $492,969 in 2023. Sales of ReadyOp hardware products increased from $9,500 in 2022 to $17,698 in 2023. Consulting fees and related income increased from $0 in 2022 to $350 in 2023 due to more training activity.

Cost of Revenue

Cost of revenues increased to $71,546 for the three months ended March 31, 2023 as compared to $65,900 for the three months ended March 31, 2022. Gross profits were $439,122 and $404,723 for the three months ended March 31, 2023 and March 31, 2022, respectively. Gross profit margins remained at 86% for the three months ended March 31, 2023 and March 31, 2022..

Operating Expenses

Operating expenses increased 22.08% to $364,971 for the three months ended March 31, 2023 compared to $298,966 for the three months ended March 31, 2022. The increase was primarily due increases in administrative expense and slightly offset by decrease in selling expenses. General and Administrative expenses increased by $34,948 or 13.45% as a result of shifting the salary expenses formerly included in Selling and in Research and Development costs to General and Administrative costs. This increase was primarily due to salary expenses included as part of general business expenses, charitable contributions, and employee holiday bonuses. For the three months ended March 31, 2023, selling expenses were $66,831 compared to $35,003 for the three months ended March 31, 2022, mainly reflecting the shift in salaries to General and Administrative costs. There was also a decrease in commissions expense and an increase in advertising and travel expenses. Research and development expenses were $2,000 for the three months ended March 31, 2023, as compared to $3,093 for the three months ended March 31, 2022. This decrease was primarily due to salary expenses now included as part of General and Administrative expenses and not direct research and development costs.

Other Income/(Expenses)

The Company's other income increased by $779 from other income of $678 during the three months ended March 31, 2023 as compared to $101 in other expenses, for the three months ended March 31, 2022. This increase was an increase in interest income on note receivable due from a related party.

Income before Income Taxes

The Company's income before income taxes was $74,829, during the three months ended March 31, 2023, as compared to $105,656 for the three months ended March 31, 2022. The decrease was primarily due to an increase in administrative expenses and offset by an increase in sales of ReadyOp licenses and hardware. The increased costs were partially an increase in costs of the hardware sold.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $64,710 for the three months ended March 31, 2023 as compared to a net income of $95,537 for the three months ended March 31, 2022. The decrease was primarily due to an increase in administrative and research and development expenses and offset by an increase in sales of ReadyOp hardware products. The increased costs were primarily due to an increase in subscriptions of ReadyOp software.

FOR THE SIX MONTHS ENDED MARCH 31, 2023 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2022

Revenue

Revenues increased 2.78% to $1,017,318 for the six months ended March 31, 2023 as compared to $989,808 for the six months ended March 31, 2022. The primary reason for the increase was an increase in revenue from the ReadyOp platform from $910,623 in 2022 to $953,214 in 2023. There was also an increase in sales of ReadyOp hardware products from $11,500 in 2022 to $22,125 in 2023. Consulting fees and related income decreased from $67,685 in 2022 to $40,631 in 2023 in the six months ended March 31, 2022 due primarily to a decrease in sales of thermal scanners as these were primarily purchased by clients for operations during the COVID 19 pandemic.

Cost of Revenue

Cost of revenues decreased to $149,037 for the six months ended March 31, 2023 as compared to $158,136 for the six months ended March 31, 2022. Gross profits were $868,281 and $831,672 for the six months ended March 31, 2023 and March 31, 2022, respectively. Gross profit margins increased from 84% for the six months ended March 31, 2022 to 85% for the six months ended March 31, 2023. The increase in gross profit and gross profit margin was primarily due to the increase in sales of subscriptions to the ReadyOp platform and a slight decrease in cost of revenue.

Operating Expenses

Operating expenses increased 16.84% to $777,595 for the six months ended March 31, 2023 compared to $665,500 for the six months ended March 31, 2022. The increase was primarily due to administrative expenses and slightly offset by decreases in selling expenses. General and administrative expenses increased by $81,338 or 15.19% as a result of the increase in general business expenses. This increase was primarily due to salary expenses formerly included in Selling and in Research and Development costs now included as part of General business expenses. There were also charitable contributions and employee holiday bonuses paid during the six month period. For the six months ended March 31, 2023, selling expenses were $134,662 compared to $120,532 for the six months ended March 31, 2022. This decrease was primarily due to salary expenses now included as part of General business expenses and not selling expenses. There was also an increase in advertising and travel expenses as the Company increased its sales and marketing efforts following the COVID 19 pandemic. Research and development expenses were $23,815 for the six months ended March 31, 2023, as compared to $7,776 for the six months ended March 31, 2022. This decrease was primarily due to salary expenses now included as part of general business expenses and not research and development expenses.

Other Income/(Expenses)

The Company's other income increased by $1,496 from other income of $1,227 during the six months ended March 31, 2023 as compared to $269 in other expenses for the six months ended March 31, 2022. The primary reason for this increase was an increase in interest income on note receivable due from a related party.

Income before Income Taxes

The Company's income before income taxes was $91,913, during the six months ended March 31, 2023, as compared to $165,903 for the six months ended March 31, 2022. The decrease was primarily due to expensing audit expenses, a move of the corporate headquarters and the addition of new employees. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $71,450 for the six months ended March 31, 2023 as compared to a net income of $145,440 for the six months ended March 31, 2022. The decrease was primarily due to an increase in administrative and offset by an increase in sales of ReadyOp licenses. The increased costs were partially due expenses related to a move of the corporate headquareters and the addition of new employees. The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2023, net cash used in operations of $78,100 was the result of a net income of $91,913, depreciation expense of $2,362, amortization of operating lease of $5,983, an increase in accounts payable of $4,585, and a decrease in prepaid expenses of $18,652. These were offset by an increase in accounts receivable of $7,006, an increase in inventory of $973 and a decrease in deferred revenue of $202,147.

For the six months ended March 31, 2022, net cash used in operations of $12,165 was the result of a net income of $165,903, a decrease in accounts receivable of $29,434, and a decrease of accounts payable of $6,922. These were offset by an increase in inventory of $4,595, a decrease in prepaid expenses of $11,343, and a decrease in deferred revenue of $200,601.

Net cash used in investing activities was $4,320 and $5,058 for the six months ended March 31, 2023 and 2022, respectively, which was for the purchase of fixed assets.

Critical Accounting Estimates

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2022 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the CEO and CFO concluded that the registrant's controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Change in Internal Controls over Financial Reporting

There was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

May 12, 2023

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

Date: May 12, 2023

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

Date: May 12, 2023

/s/ Larry M. Reid

Larry Reid, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2023

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Cleartronic, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2023

By:  /s/ Michael M. Moore

Michael M. Moore

Principal Executive Officer

By:  /s/ Larry M. Reid

Larry M. Reid

Principal Financial Officer