Form 10-Q
period 2023-06-30
Cleartronic, Inc.
filed 2023-08-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

Registrant’s telephone number, including area code: 813-289-7620

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 228,880,695 shares as of August 11, 2023.

-i-

CLEARTRONIC, INC. AND SUBSIDIARIsES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2023	September 30, 2022
	(unaudited)
Current assets:
Cash	$426,498	$468,167
Accounts receivable, net	609,113	538,030
Inventory	20,429	21,097
Prepaid expenses and other current assets	91,327	53,611
Interest receivable - related party	2,029	—
Total current assets	1,149,396	1,080,905

Property and Equipment, net	17,883	15,142

Operating lease - right-of-use asset	35,897	—

Other assets:
Due from related party	53,302	53,302
Total other assets	53,302	53,302
Total assets	$1,256,478	$1,149,349

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$87,159	$75,217
Deferred revenue, current portion	1,000,974	1,012,211
Operating lease liability	23,905	—
Total current liabilities	1,112,038	1,087,428

Long term liabilities:
Deferred revenue, net of current portion	82,400	113,300
Operating lease liability - long term	12,886	—
Total long term liabilities	95,286	113,300

Total liabilities	1,207,324	1,200,728

Commitments and Contingencies (See Note 6)

Stockholders’ equity/(deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	—	—
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,189,503 and 3,341,503 shares issued and outstanding, respectively.	32	34
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 228,880,695 and 228,120,695, shares issued and outstanding, respectively.	2,289	2,281
Additional paid-in capital	15,240,106	15,240,112
Accumulated Deficit	(15,193,315)	(15,293,848)
Total stockholders’ equity (deficit)	49,154	(51,379)
Total liabilities and stockholders’ equity/(deficit)	$1,256,478	$1,149,349

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Nine Months Ended June 30, 2023	For the Nine Months Ended June 30, 2022
Revenue	$560,374	$538,102	$1,577,692	$1,527,910
Cost of Revenue	80,710	89,938	229,747	248,074
Gross Profit	479,664	448,164	1,347,945	1,279,836

Operating Expenses:
Selling expenses	114,475	65,032	249,137	164,575
Administrative expenses	353,923	263,012	970,679	824,042
Depreciation expense	1,332	959	3,694	2,733
Research and development	2,000	—	25,815	3,153
Total Operating Expenses	471,730	329,003	1,249,325	994,503

Gain on the settlement and reversal of accounts payable	—	47,792	—	47,792
Interest income/expense, net	686	(133)	1,913	(402)
Total Other Income/(Expenses)	686	47,659	1,913	47,390

Income before income taxes	8,620	166,820	100,533	332,723

Provision for income taxes from continuing operations	—	—	—	—

Net Income	8,620	166,820	100,533	332,723

Preferred stock dividends Series A Preferred	(10,231)	(10,232)	(30,694)	(30,695)

Net income (loss) attributable to common stockholders	$(1,611)	$156,588	$69,839	$302,028

Net income (loss) per common share - basic	$(0.00)	$0.00	$0.00	$0.00

Net income (loss) per common share - diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted Average of number of shares outstanding - basic	228,826,849	228,120,695	228,745,310	228,280,177

Weighted Average of number of shares outstanding - diluted	599,428,484	599,482,330	599,346,945	599,641,812

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2023	June 30, 2022
NET INCOME	$100,533	$332,723
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,694	2,733
Amortization of operating lease - right-of-use asset	11,966	—
Gain on the settlement and reversal of accounts payable	—	(47,792)
Provision for bad debt	—	8,000
(Increase) decrease in assets:
Accounts receivable	(71,083)	(148,650)
Inventory	668	1,564
Prepaid expenses and other current assets	(39,745)	20,658
Due from related party	—	(8,501)
Increase (decrease) in liabilities:
Accounts payable	11,942	3,687
Deferred revenue	(42,137)	(333,320)
Operating lease liability	(11,072)	—
Net Cash Used In by Operating Activities	(35,234)	(168,898)

Cash Flows From Investing Activities
Purchase of fixed assets	(6,435)	(5,058)
Net Cash Used in Investing Activities	(6,435)	(5,058)

Cash Flows From Financing Activities	—	—

Net (decrease) increase in cash	(41,669)	(173,956)

Cash at beginning of period	468,167	401,001

Cash at end of period	$426,498	$227,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$117	$402
Cash paid for taxes	$400	$690

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$8	$—
Right-of-use asset obtained in exchange for operating lease liability	$47,863	$—

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2022	512,996	$5	—	$—	3,341,50	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,293,848)	$(51,379)

Series C Convertible Preferred shares exchanged for common stock	—	—	—	—	(152,000)	(2)	—	—	—	—	760,000	8	(6)	—	—

Net income for the nine months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	100,533	100,533

Balance at June 30, 2023 (Unaudited)	512,996	$5	—	$—	3,189,503	$32	670,904	$7	3,000,000	$30	228,880,695	$2,289	$15,240,106	$(15,193,315)	$49,154

Balance at March 31, 2023	512,996	$5	—	$—	3,209,503	$33	670,904	$7	3,000,000	$30	228,780,695	$2,288	$15,240,106	$(15,201,935)	$40,534

Series C Convertible Preferred shares exchanged for common stock	—	—	—	—	(20,000)	(1)	—	—	—	—	100,000	1	—	—	—

Net income for the three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	8,620	8,620

Balance at June 30, 2023 (Unaudited)	512,996	$5	—	$—	3,189,503	$32	670,904	$7	3,000,000	$30	228,880,695	$2,289	$15,240,106	$(15,193,315)	$49,154

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2021	512,996	$5	—	$—	3,341,503	$34	670,904	$7	3,000,000	$30	228,578,995	$2,286	$15,240,107	$(15,694,743)	$(452,274)

Share cancellation	—	—	—	—	—	—	—	—	—	—	(458,300)	(5)	5	—	—

Net income for the nine months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	332,723	332,723

Balance at June 30, 2022 (Unaudited)	512,996	$5	—	$—	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,362,020)	$(119,551)

Balance at March 31, 2022 (Unaudited)	512,996	$5	—	$—	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,528,840)	$(286,371)

Net income for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	166,820	166,820

Balance at June 30, 2022 (Unaudited)	512,996	$5	—	$—	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,362,020)	$(119,551)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 - ORGANIZATION

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed ™ platforms and the AudioMate IP gateways discussed below.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2022, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 29, 2022. The results of operations for the three and nine months ended June 30, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2023.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not own any cash equivalents on June 30, 2023 and September 30, 2022.

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

The Company provided $18,000 and $18,000 for allowances of doubtful accounts as of June 30, 2023 and September 30, 2022, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaling $51,000 and $38,250 at June 30, 2023 and September 30, 2022, respectively. Prepaid expenses totaling $40,327 and $15,361 at June 30, 2023 and September 30, 2022, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of June 30, 2023 and September 30, 2022, the Company had $139,559 and $208,135, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended June 30, 2023 and 2022, the Company had $2,000 and $46,923 respectively, in research and development costs. Salary expenses for the three months ended June 30, 2022 were reclassified for consistency with the current year presentation.

For the nine months ended June 30, 2023 and 2022, the Company had $25,815 and $143,199 respectively, in research and development costs. Salary expenses for the nine months ended June 30, 2022 were reclassified for consistency with the current year presentation.

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

The Company generates revenue primarily through the sale of software licenses and integrated hardware. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid and expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs will be expensed as incurred on the date the revenue associated with the cost is recognized. As of June 30, 2023 and September 30, 2022, respectively, the Company recorded $51,000 and $38,250, respectively, in deferred subscriber costs, which are included as a component of prepaid expense.

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

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed. As of June 30, 2023 and September 30, 2022, respectively, the Company recorded $1,083,374 and $1,125,511, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	June 30, 2023	June 30, 2022
Licensing of ReadyOp Software	$527,074	$459,983
Hardware Sales and Consulting	33,300	78,119
Total	$560,374	$538,102

	For the nine months ended
	June 30, 2023	June 30, 2022
Licensing of ReadyOp Software	$1,480,287	$1,370,606
Hardware Sales and Consulting	97,405	157,304
Total	$1,577,692	$1,527,910

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the nine months ended June 30, 2023 and year ended September 30, 2022:

	For the nine	For the
	months	Year
	ended	ended
	June 30, 2023	September 30, 2022
Beginning balance	$1,125,511	$1,131,796
Additions to contract liabilities (1)	1,535,555	2,011,278
Deductions to contract liabilities (2)	(1,577,692)	(2,017,563)
Ending balance	$1,083,374	$1,125,511

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

As of June 30, 2023 and 2022, we had no options and warrants outstanding.

As of June 30, 2023 and 2022, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2023 and 2022, we had 3,189,503 and 3,341,503 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 15,947,515 and 16,707,515 shares of common stock, respectively.

As of June 30, 2023 and 2022, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2023 and 2022, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended June 30, 2023 and 2022:

	For the	For the
	three months	three months
	ended	ended
	June 30, 2023	June 30, 2022
Net (loss) income attributable to common stockholders for the period	$(1,611)	$156,588

Weighted average number of shares outstanding	228,826,849	228,120,695

Basic earnings per share	$0.00	$0.00

	For the	For the
	nine months	nine months
	ended	ended
	June 30, 2023	June 30, 2022
Net income attributable to common stockholders for the period	$69,839	$302,028

Weighted average number of shares outstanding	228,745,310	228,280,177

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the	For the
	three months	three months
	ended	ended
	June 30, 2023	June 30, 2022
Net (loss) income attributable to common stockholders for the period	$(1,611)	$156,588
Add: Preferred stock dividends	10,231	10,232

Adjusted net income	$8,620	$166,820

Weighted average number of shares outstanding	228,826,849	228,120,695
Add: Shares issued upon conversion of preferred stock	370,601,635	371,361,635
Weighted average number of common and common equivalent shares	599,428,484	599,482,330

Diluted earnings per share	$0.00	$0.00

	For the	For the
	nine months	nine months
	ended	ended
	June 30, 2023	June 30, 2022
Net income attributable to common stockholders for the period	$69,839	$302,028
Add: Preferred stock dividends	30,694	30,695

Adjusted net income	$100,533	$332,723

Weighted average number of shares outstanding	228,745,310	228,280,177
Add: Shares issued upon conversion of preferred stock	370,601,635	371,361,635
Weighted average number of common and common equivalent shares	599,346,945	599,641,812

Diluted earnings per share	$0.00	$0.00

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of its assets and liabilities under ASC topic 820, “Fair Value Measurements and Disclosures”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements

ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2023 and September 30, 2022, respectively.

At June 30, 2023 inventory was $20,429 of raw materials and $0 of finished goods.

At September 30, 2022, inventory was $21,097 of raw materials and $0 of finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $46,693 and $21,223 during the three months ended June 30, 2023 and 2022, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $77,460 and $33,044 during the nine months ended June 30, 2023 and 2022, respectively.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Financial Statements.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2023

:

	June 30, 2023	September 30, 2022
Assets

Operating lease -right-of-use assets-non-current	$35,897	$—

Liabilities

Operating lease liability	$36,791	$—

Weighted-average remaining lease term (years)	1.50	—

Weighted-average discount rate	8%	—

The componets of lease expense were as follows:

Operating lease cost

Amorization on right-of-use operating lease asset	$11,966	$—
Lease liability expense in connection with obligation repayment	1,731	—
Total operating lease costs	$13,697	$—

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$12,804	$—
Right-of-use asset obtained in exchange for new operating lease liability	$47,863	$—

At June 30, 2023, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2023:

2023 (3 Months)	$6,402
2024	26,184
2025	6,594
Total undiscounted cash flows	39,180
Less: amount representing interest	(2,389)
Present value of operating lease liability	36,791
Less: current portion of operation lease liability	23,905
Long-term operating lease liability	$12,886

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2023 and September 30, 2022, property and equipment, net, is as follows:

	For the nine months ended June 30, 2023	For the Year ended September 30, 2022
Office Equipment	$28,040	$21,605
Less: Accumulated Depreciation	(10,157)	(6,463)
Total Property and Equipment, net	$17,883	$15,142

Depreciation expense for the three months ended June 30, 2023 and 2022, was $1,332 and $959, respectively.

Depreciation expense for the nine months ended June 30, 2023 and 2022, was $3,694 and $2,733, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of June 30, 2023 and September 30, 2022, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $195,837 and $165,035, respectively and $30,694 for the nine months ended June 30, 2023

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 7,373,403 shares were issued and outstanding. There are currently 5 series of preferred stock designated as follows:

●	1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;
●	10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;
●	50,000,000 shares have been designated as Series C Preferred Stock, 3,189,503 of which are issued and outstanding; and
●	10,000,000 shares have been designated Series D Preferred stock, of which 670,904 are issued and outstanding; and
●	10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

Pursuant to our Articles of Incorporation establishing our preferred stock:

●	A holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by one on all matters submitted to a vote of our stockholders. Each one share of our Series A Preferred Stock shall be convertible into 100 shares of our common stock. Each holder of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred Stock then held by such holder, on a pro rata basis.

●	A holder of shares of the Series B Preferred Stock is entitled to one vote per share on all matters submitted to a vote of our stockholders. If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have voting rights equal to two times the sum of the total number of shares of our common stock which are issued and outstanding at the time of voting, plus the total number of shares of any shares of our preferred stock which are issued and outstanding at the time of voting. A holder of shares of the Series B Preferred Stock shall have no conversion rights or rights to dividends.

●	A holder of shares of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders. In addition, the holders of our Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. No dividends have been declared. Finally, each one share of our Series C Preferred Stock shall be convertible into five shares of our common stock.

●	A holder of shares of the Series D Preferred Stock is entitled to the number of votes equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders. In addition, the holders of our Series D Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. No dividends have been declared. Finally, each one share of our Series D Preferred Stock shall be convertible into five shares of our common stock.

●	A holder of shares of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders. In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. No dividends have been declared. Finally, each one share of our Series E Preferred Stock shall be convertible into 100 shares of our common stock.

Common stock issued for Conversion of C Preferred

During the nine months ended June 30, 2023, the holder of Series C preferred stock, converted 152,000 shares of Series C Preferred Stock into 760,000 shares of Common Stock at the stated conversion rate with no gain or loss recognized.

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of June 30, 2023, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the three months ended June 30, 2023 and 2022 was $0 and $7,029, respectively (See Note 6).

Rent expense incurred during the nine months ended June 30, 2023 and 2022 was $2,343 and $19,944, respectively (See Note 6).

As of December 31, 2022, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2022. As of June 30, 2023, the Company recorded $2,029 in interest receivable – related party.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Rent expense incurred during the three months ended June 30, 2023 and 2022 was $6,794 and $7,029, respectively.

Rent expense incurred during the nine months ended June 30, 2023 and 2022 was $16,040 and $19,944, respectively.

Revenue and Accounts Receivable Concentration

For the nine months ended June 30, 2023, one customer accounted for 17.23% of the Company’s revenues.

For the nine months ended June 30, 2022, one customer accounted for 17% of the Company’s revenues.

As of June 30, 2023, no customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2022, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

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

Exclusive Licensing Agreement

On May 5, 2017, the Company entered into an Exclusive Licensing Agreement with Sublicensing Terms (the “Agreement”) with the University of South Florida Research Foundation, Inc. (“USFRF”) relating to an exclusive license of certain patent rights in connection with one of USFRF’s U.S. Patent Applications. Both parties recognize that the research and development work provided by the Company was sufficient for USFRF to enter into the Agreement with the Company.

The Agreement is effective April 25, 2017 and continues until the later of the date that no Licensed Patent remains a pending application or an enforceable patent or the date on which the Licensee’s obligation to pay royalties expires.

The Company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments of $8,000 for fiscal year 2022 and thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of June 30, 2023 and 2022, the Company has recorded $7,640 and $4,000 for the minimum royalty for the fiscal year ended 2023 and 2022.

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

Overview

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed™ platform and the AudioMate IP gateways discussed below.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Revenue

Revenues increased 4.14% to $560,374 for the three months ended June 30, 2023 as compared to $538,102 for the three months ended June 30, 2022. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $459,983 in 2022 to $527,074 in 2023. Sales of ReadyOp hardware products decreased from $16,350 in 2022 to $15,200 in 2023. Consulting fees and related income decreased from $61,769 in 2022 to $18,100 in 2023 due to less training activity.

Cost of Revenue

Cost of revenues decreased to $80,710 for the three months ended June 30, 2023 as compared to $89,938 for the three months ended June 30, 2022. Gross profits were $479,664 and $448,164 for the three months ended June 30, 2023 and June 30, 2022, respectively.

Operating Expenses

Operating expenses increased 43.38% to $471,730 for the three months ended June 30, 2023 compared to $329,003 for the three months ended June 30, 2022. The increase was primarily due increases in administrative expense and selling expenses. General and Administrative expenses increased by $90,911 or 34.57% as a result of shifting the salary expenses formerly included in Selling and in Research and Development costs to General and Administrative costs. This increase was primarily due to salary expenses included as part of general business expenses, charitable contributions, and employee holiday bonuses. For the three months ended June 30, 2023, selling expenses were $114,475 compared to $65,032 for the three months ended June 30, 2022, mainly reflecting the shift in salaries to General and Administrative costs and expenses associated with a trade show hosted by the Company. There was also an increase in commissions expense and an increase in advertising and travel expenses in connection with the trade show. Research and development expenses were $2,000 for the three months ended June 30, 2023, as compared to $0 for the three months ended June 30, 2022. This decrease was primarily due to a decrease in a not direct research and development costs.

Other Income/(Expenses)

The Company’s other income increased by $819 from other income of $686 during the three months ended June 30, 2023 as compared to $133 in other expenses, for the three months ended June 30, 2022. This increase was an increase in interest income on note receivable due from a related party.

Income before Income Taxes

The Company’s income before income taxes was $8,620, during the three months ended June 30, 2023, as compared to $166,820 for the three months ended June 30, 2022. The decrease was primarily due to an increase in administrative and selling expenses and offset by an increase in sales of ReadyOp licenses and hardware and offset by a slight decrease in cost of revenues. The increased costs were partially an increase in costs of the hardware sold.

Net Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $1,611 for the three months ended June 30, 2023 as compared to a net income of $156,588 for the three months ended June 30, 2022. The decrease was primarily due to an increase in administrative and selling expenses and offset by an increase in sales of ReadyOp hardware products and offset by a slight decrease in cost of revenues. The increased costs were primarily due to an increase in subscriptions of ReadyOp software.

FOR THE NINE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2022

Revenue

Revenues increased 3.26% to $1,577,692 for the nine months ended June 30, 2023 as compared to $1,527,910 for the nine months ended June 30, 2022. The primary reason for the increase was an increase in revenue from the ReadyOp platform from $1,370,606 in 2022 to $1,480,287 in 2023. There was also an increase in sales of ReadyOp hardware products from $27,850 in 2022 to $37,325 in 2023. Consulting fees and related income decreased from $129,454 in 2022 to $60,080 in 2023. due primarily to a decrease in sales of thermal scanners as these were primarily purchased by clients for operations during the COVID 19 pandemic.

Cost of Revenue

Cost of revenues decreased to $229,747 for the nine months ended June 30, 2023 as compared to $248,074 for the nine months ended June 30, 2022. Gross profits were $1,347,945 and $1,279,836 for the nine months ended June 30, 2023 and June 30, 2022, respectively. Gross profit margins increased to 85% for the nine months ended June 30, 2023 from 84% for the three months ended June 30, 2022.

Operating Expenses

Operating expenses increased 25.62% to $1,249,325 for the nine months ended June 30, 2023 compared to $994,503 for the nine months ended June 30, 2022. The increase was primarily due to administrative expenses and selling expenses. General and administrative expenses increased by $146,637 or 17.79% as a result of the increase in general business expenses. This increase was primarily due to salary expenses formerly included in Selling and in Research and Development costs now included as part of General business expenses. There were also charitable contributions and employee holiday bonuses paid during the nine month period. For the nine months ended June 30, 2023, selling expenses were $249,137 compared to $164,575 for the nine months ended June 30, 2022. This increase was primarily due to salary expenses now included as part of General business expenses and not selling expenses and expenses associated with a trade show hosted by the Company. There was also an increase in advertising and travel expenses as the Company increased its sales and marketing efforts following the COVID 19 pandemic. Research and development expenses were $25,815 for the nine months ended June 30, 2023, as compared to $3,153 for the nine months ended June 30, 2022. This decrease was primarily due to salary expenses now included as part of general business expenses and not research and development expenses.

Other Income/(Expenses)

The Company’s other income decreased by $45,477 from other income of $1,913 during the nine months ended June 30, 2023 as compared to $47,390 in other expenses for the nine months ended June 30, 2022. The primary reason for this decrease was an increase in interest income on note receivable due from a related party and offset by a settlement of certain accounts payable for the nine months ended June 30, 2022.

Income before Income Taxes

The Company’s income before income taxes was $100,533, during the nine months ended June 30, 2023, as compared to $332,723 for the nine months ended June 30, 2022. The decrease was primarily due to expensing audit expenses, a move of the corporate headquarters and the addition of new employees. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $69,839 for the nine months ended June 30, 2023 as compared to a net income of $302,028 for the nine months ended June 30, 2022. The decrease was primarily due to an increase in administrative and offset by an increase in sales of ReadyOp licenses. The increased costs were partially due expenses related to a move of the corporate headquareters and the addition of new employees. The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2023, net cash used in operations of $35,234 was the result of a net income of $100,533, depreciation expense of $3,694, amortization of operating lease of $11,966, an increase in accounts payable of $11,942, and a decrease in inventory of $668. These were offset by an increase in accounts receivable of $71,083, increase in prepaid expenses of $39,745 and a decrease in deferred revenue of $42,137.

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

Net cash used in investing activities was $6,435 and $5,058 for the nine months ended June 30, 2023 and 2022, respectively, which was for the purchase of fixed assets.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2022 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Change in Internal Controls over Financial Reporting

During this quarter, there was no change in the registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed as exhibit 3.01 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.2**	Articles of Amendment to Articles of Incorporation filed March 12, 2001, filed as exhibit 3.02 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.3**	Articles of Amendment to Articles of Incorporation filed October 4, 2004, filed as exhibit 3.03 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.4**	Articles of Amendment to Articles of Incorporation filed March 31, 2005, filed as exhibit 3.04 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant’s registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.
3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant’s Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant’s Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on October 5, 2012, Commission File Number 333-135585.
3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant’s Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant’s Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant’s Form 8-K on October 12, 2012, Commission File Number 333-135585.

10.2**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329
10.3**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant’s Form 8-K on March 18, 2015, Commission File Number 000-55329
10.4**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.5**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.6**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.7**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant’s Form 10-K on January 13, 2016, Commission File 000-55329.
10.8**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.
10.9**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
10.10**	Promissory Note dated September 27, 2017 in the amount of $35,000 issued to Richard Martin.
10.11**	Promissory Note dated October 12, 2017 in the amount of $15,000 issued to Richard Martin
10.12**	Installment Note dated September 30, 2019 in the amount of $75,279 issued to Richard Martin
10.13**	Lease Agreement dated December 1, 2018, between BGNP Associates, LLC and VoiceInterop, Inc.
10.14**	Promissory Note dated December 2, 2019 in the amount of $50,000 issued to Mr. John F. Marek.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.,pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document (XBRL tags are embedded within the Inline iXBRL document)

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

August 14, 2023

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer