Form 10-K
period 2023-09-30
Cleartronic, Inc.
filed 2023-12-21
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________

Commission File No. 000-55329

CLEARTRONIC, INC. (Exact name of registrant as specified in its charter)
Florida	65-0958798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28050 S Highway 19 N, Ste 310 Clearwater, Florida	33761
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 289-7620

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30, 2023 (based on the closing sale price of $0.0281 per share of the registrant’s common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $6,439,416. The stock price of $0.0281 at September 30, 2023, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At December 20, 2023, the registrant had outstanding 229,160,695 shares of common stock, par value $0.00001 per share.

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

Item 1. Business.

The Company

The Company was initially incorporated on November 15, 1999, as Menu Sites, Inc., a Florida corporation.  On March 9, 2001, the Company’s name was changed to CNE Communications, Inc.  On October 1, 2004, the name was changed to CNE Industries, Inc. and on March 29, 2005, the name was changed to GlobalTel IP, Inc.  On May 9, 2008, the Company’s name was changed to Cleartronic, Inc.

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

ReadyOp requires no new or on-site hardware or programming by clients and provides multiple options for communications including radio interoperability using the Company’s AudioMate gateways.  Plans and operations can be built and stored securely in ReadyOp on a by-location, region and systemwide basis.  Assets can be listed along with their location, person to contact and other information that may be needed.  Diagrams, charts, maps, pictures, report forms and other documentation can be securely stored yet immediately available securely from any location.  ReadyOp also provides efficient planning and response for responding to disasters and for continuity of operations (COOP) and recovery.  ReadyOp is the COOP platform for multiple organizations including many federal agencies.

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

AudioMate IP Gateways

The Company offers a proprietary line of Internet Protocol Gateways branded as AudioMate 360 IP Gateway. The AudioMate 360 IP Gateway was designed to provide an Internet Protocol Gateway to users of unified group communications. The AudioMate units are currently being sold directly to end-users by the Company’s sales teams and by Value Added Resellers (“VARs”). More than 1,000 end-users in the United States and 18 foreign countries have purchased the Company’s AudioMate gateways. Although other devices are available that perform the same or similar functions, we believe that our price for the AudioMate 360 IP Gateway is competitive with prices other companies are charging for similar devices.

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

The Company paid USFRF a License Issue Fee of $6,000 and $2,373 as reimbursement of expenses associated with the filing of the Licensed Patent for the year ended September 30, 2023. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

Payment	Year
$1,000	2019
$4,000	2020
$8,000	2021

  -and every year thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions as are offered to other purchasers in such financing.

Rapid Technological Change Could Render the Company’s Products Obsolete

The Company’s markets are characterized by rapid technological changes, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements, and evolving industry standards. The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. The Company’s future success will depend upon our ability to continue to develop and introduce new products and services to address the increasingly sophisticated needs of customers. The Company may experience delays in releasing new products, product enhancements and services in the future which may cause customers and prospective to forego purchase and use of our products and purchase those of competitors.

Sales to government entities are subject to a number of challenges and risks.

The ReadyOp platform is a Cloud Service Offering (CSO) that is being used by several agencies of the federal government. In order to expand the usage by additional federal government agencies the Company is in the process of obtaining a FedRAMP Authorization. FedRAMP provides a standardized security framework for all cloud products and services that is recognized by all executive branch federal agencies. As a Cloud Service Provider or CSP the Company only needs to go through the FedRAMP Authorization process once for each CSO and perform continuous monitoring, with all agencies reviewing the same continuous monitoring deliverables, creating efficiencies across the government. The Company commenced the FedRamp certification process in 2023 and expects to have completed the certification by mid 2024.

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

Currently, Company has arrangements for the production of the AudioMate gateways with two contract manufacturers. The reliance on contract manufacturing involves a number of potential risks, including the absence of adequate capacity, ownership of certain elements of electronic designs, and reduced control over delivery schedules. The Company’s contract manufacturers can provide a range of operational and manufacturing services, including component procurement and performing final testing and assembly of our products. The Company intends to continue use of contract manufacturers to procure components and to maintain adequate manufacturing capacity.

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

The unified communications industry where the Company’s gateways are offered is competitive. The Company will continue to offer the AudioMate gateways, but primarily in conjunction with the ReadyOp platform to provide radio interoperability. Competition for an integrated radio and operations platform is limited and the Company will continue to market the ReadyOp platform, both with the gateways and without.

Sales and Marketing

The ReadyOp/ReadyMed platform is currently marketed through a combination of inside salespersons and outside sales groups. We intend to expand the use of commissioned sales groups and individual sales representatives to market and sell our programs and gateways.

Key Personnel of Cleartronic

Our future financial success depends to a large degree upon the personal efforts of our key personnel, Michael M. Moore, our Chief Executive Officer (CEO) and Director, and Larry M. Reid, our Chief Financial Officer (CFO), Secretary and Director. They and their designees play the major role in securing persons capable of developing and executing the Company’s business strategy. While the Company intends to employ additional executive, development and technical personnel in order to minimize dependency upon any one person, we may not be successful in attracting and retaining the persons needed.

At present, Cleartronic has two executive officers, Michael M. Moore and Larry M. Reid. A copy of the employment agreement with Mr. Moore has been previously filed on January 13, 2016 as an exhibit to a Form 10-K. Mr. Moore is paid a base salary of $16,667 per month. Effective April 20, 2022, the annual compensation increased to $220,000. See Item 13. “Certain Relationships and Related Transactions and Director Independence.”

In March 2015, the Company entered into a new employment agreement with the Company’s CFO, Larry M. Reid (the “Agreement”). Under the Agreement, Mr. Reid agreed to remit 2.0 billion shares of common stock back to the Company in exchange for 200,000 shares of Series C Convertible Preferred stock with a fair value of $252,000. Mr. Reid is paid a base salary of $8,000 per month. A copy of the employment agreement with Mr. Reid has been previously filed on March 18, 2015 with the SEC as an exhibit to a Form 8-K. Effective October 1, 2021, the annual compensation increased to $104,000.

Unless the Company shall have given Mr. Moore or Mr. Reid written notice at least 30 days prior to the Termination Date, the employment agreements automatically renew and continue in effect for additional one-year periods. The Company has the election at any time after the expiration of the initial term of the Mr. Reid’s Agreement to give Mr. Reid notice of Termination.

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

Company Contact Information

Our principal executive offices are located at 28050 US Highway 19 N., Ste 310, Clearwater, FL  33761, telephone (813) 240-0307. Our email address is info@cleartronic.com. The Cleartronic Internet website is www.cleartronic.com and the ReadyOp website is www.readyop.com. The information contained in our website does not constitute part of this report.

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

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024 (See Note 6).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTCPINK under the symbol “CLRI.” The last price of our common stock as reported on the pink tier of OTC Markets on September 30, 2023 was $0.0281 per share.

As of September 30, 2023 we were authorized to issue 5,000,000,000 shares of our common stock, of which 229,160,695 shares were outstanding. Our shares of common stock are held by approximately 218 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Cleartronic has designated 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 7,317,403 shares are issued or outstanding. There is no trading market for the shares of our preferred stock.

Dividends

We do not anticipate paying any cash dividends or other distributions on the Company’s common stock in the foreseeable future. Any future dividends will be declared at the discretion of the Company’s board of directors and will depend, among other things, on the earnings and financial requirements for future operations and growth, and other facts as the board of directors may then deem appropriate. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of the preferred stock and dividend rights pertaining to the preferred stock.

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2023 and 2022, the cumulative arrearage of undeclared dividends totalled $206,181 and $165,144, respectively.

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

MANAGEMENT DISCUSSION

The following discussion reflects the Company’s plan of operation. This discussion should be read in conjunction with the financial statements which are attached to this report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. The actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Cleartronic”, all refer to Cleartronic, Inc. and our subsidiaries as of the date of this report.

Results of Operations

YEAR ENDED SEPTEMBER 30, 2023 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2022

Revenue

Revenues increased 5.67% to $2,131,955 for the year ended September 30, 2023 as compared to $2,017,563 for the year ended September 30, 2022. The primary reason for the increase was an increase in revenue from the ReadyOp platform from $1,818,035 in 2022 to $2,022,550 in 2023. There was also an increase in sales of ReadyOp hardware products from $33,800 in 2022 to 48,325 in 2023. Consulting fees and related income decreased from $86,000 in 2022 to $32,850 in 2023 due primarily to a decrease in sales of thermal scanners as these were primarily purchased by clients for operations during the COVID 19 pandemic.

Cost of Revenue

Cost of revenues decreased to $316,163 for the year ended September 30, 2023 as compared to $334,138 for the year ended September 30, 2022. Gross profits were $1,815,792 and $1,683,425 for the years ended September 30, 2023 and September 30, 2022, respectively. Gross profit margins increased to 85.17% for the year ended September 30, 2023 from 83.44% for the year ended September 30, 2022.

Operating Expenses

Operating expenses increased 32.49% to $1,761,843 for the year ended September 30, 2023 compared to $1,329,791 for the year ended September 30, 2022. The increase was primarily due to administrative expenses and selling expenses. General and administrative expenses increased by $270,184 or 26.14% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. In addition, the Company’s paid fees to outside consulting services that are assisting us in obtaining FedRAMP certification.  For the year ended September 30, 2023, $59,324 was paid in connection with FedRamp certification.  There were also charitable contributions and employee holiday bonuses paid during the year. For the year ended September 30, 2023, selling expenses were $425,498 compared to $272,521 for the year ended September 30, 2022. This increase was primarily due expenses associated with a trade show hosted by the Company and bad debt expense. There was also an increase in advertising and travel expenses as the Company increased its sales and marketing efforts following the COVID 19 pandemic. Research and development expenses were $27,314 for the year ended September 30, 2023, as compared to $19,742 for the year ended September 30, 2022. This increase was primarily due to research and development expenses.

Other Income/(Expenses)

The Company’s other income decreased by $44,654 from other income of $2,607 during the year ended September 30, 2023 as compared to $47,261 in other expenses for the year ended September 30, 2022. The primary reason for this decrease was an increase in interest income on note receivable due from a related party and offset by a settlement of certain accounts payable for the year ended September 30, 2022.

Income before Income Taxes

The Company’s income before income taxes was $56,556, during the year ended September 30, 2023, as compared to $400,895 for the year ended September 30, 2022. The decrease was primarily due to expensing audit expenses, a move of the corporate headquarters, the addition of new employees, employee related costs and costs associated with FedRAMP certification. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $15,518 for the year ended September 30, 2023 as compared to a net income of $359,858 for the year ended September 30, 2022. The decrease was primarily due to an increase in administrative and offset by an increase in sales of ReadyOp licenses. The increased costs were partially due expenses related to a move of the corporate headquarters and the addition of new employees. The preferred stock dividends remained consistent.

Liquidity and Capital Resources

For the year ended September 30, 2023, net cash provided in operations of $99,595 was the result of a net income of $56,556, depreciation and amortization expense of $5,051, amortization of operating lease of $17,949, provision of bad debt of $97,994, an increase in accounts payable of $10,640, and a decrease in inventory of $816. These were offset by an increase in accounts receivable of $105,537, increase in prepaid expenses of $17,635 and an increase in deferred revenue of $52,169.

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

Net cash used in investing activities was $50,807 for the year ended September 30, 2023 which was for the purchase of fixed assets of $6,434, and intangible assets of $44,374.

Net cash used in investing activities was $ $7,483 for the year ended 2022, which was for the purchase of fixed assets of $7,483.

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

Accounts Receivable and Allowance for Credit Losses

The Company maintains current receivable amounts with most of its customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

The Company provided $63,665 and $18,000 allowances for doubtful accounts as of September 30, 2023, and September 30, 2022, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Richard J. Martin currently serves as Chairman and Director of Cleartronic, Inc. Prior to joining the Cleartronic team, Martin served as CEO of SMARTLogix, Inc., a petroleum logistics technology company which he founded in 2000. Graduating with an Engineering degree from The University of Buffalo’s School of Engineering, Martin joined the Exxon Management Development Program. Following his tenure at Exxon, he purchased an Exxon distributorship in the Carolinas. Culp Petroleum was transformed into a large regional distribution company. While at Culp, Martin developed and implemented several technologies that have since become industry standards. Martin sold the petroleum business in 2005 and focused his efforts on his technology ventures including the SMARTank division of SMARTLogix. SMARTank grew substantially and the technology was later sold to a public company in 2011.

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

Larry Reid is the founder of Cleartronic and a co-founder of VoiceInterop. With over thirty years of executive management experience including sales and marketing, operations management, and financial management, from 2001 to 2005 Mr. Reid served as CFO and director of Connectivity, Inc., a manufacturer and distributor of emergency call boxes. He was instrumental in Connectivity’s acquisition by CNE Group, Inc., (an American Stock Exchange listed company) and served as Executive Vice President and Director of CNE from 2003 to 2005. Mr. Reid has broad experience in venture start-ups, raising capital, building organizational synergies, creating and developing joint ventures and strategic partnerships, opening new markets, and driving key business initiatives. Early in his professional career in corporate financial management, Mr. Reid was responsible for raising more than $5 million in start-up capital for Ocurest Laboratories, Inc., a company he co-founded to package and distribute over-the-counter eye drops in a new (patented) eye drop dispenser. He forged Ocurest’s successful IPO in 1996 and helped lead the company’s achieving an estimated 80% market penetration of optical supply retail outlets in the United States.

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

The Company’s Board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2023, and 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2022	104,000	5,500	-0-	-0-	-0-	-0-	-0-	109,500
	2023	104,000	400	-0-	-0-	-0-	-0-	-0-	104,400
Michael Moore (2)	2022	208,462	20,812	-0-	-0-	-0-	-0-	-0-	229,274
	2023	220,000	3,100	-0-	-0-	-0-	-0-	-0-	223,100

(1) Mr. Reid is our Chief Financial Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

Outstanding Equity Awards at Fiscal Year-End

Our Executive Officers have not received any equity awards for the years ended September 30, 2023 and 2022.

Director Compensation

Our Directors have not received compensation for the years September 30, 2023 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

●	Each person who owns beneficially outstanding shares of our preferred stock;
●	Each director;
●	Each named executive officer; and
●	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.19%	511,225	5.93%
Michael Moore (4)	5,702,988	2.50%	3,000,000	34.18%
Richard J. Martin	1,868,202	0.82%	1,582,966	18.37%
All directors and officers as a group (one person)	12,587,515	5.51%	5,094,199	59.12%

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

Preferred Stock

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 7,317,403 shares were issued and outstanding. There are currently 5 series of preferred stock designated as follows:

●	1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;

●	10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;

●	50,000,000 shares have been designated as Series C Preferred Stock, 3,133,503 of which are issued and outstanding; and

●	10,000,000 shares have been designated Series D Preferred stock, of which 670,904 are issued and outstanding; and

●	10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

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

None

Item 14. Principal Accounting Fees and Services.

Change in Audit Firms

On October 6, 2022, Liggett & Webb P.A. (“L&W”) resigned as the independent auditors of Cleartronic, Inc., a company incorporated under the laws of the State of Florida (the “Company”). The Company’s Board of Directors accepted L&W’s resignation on October 6, 2022.

The reports of L&W on the financial statements of the Company as of and for the fiscal year ended September 30, 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal years and the subsequent interim period through October 6, 2022, there were no disagreements with L&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of L&W, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company’s most recent fiscal years and the subsequent period through October 6, 2022, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Audit Fees

The aggregate fees billed by Liggett & Webb, P.A. for professional services rendered for the audit and reviews of our financial statements for the fiscal years ended September 30, 2022, was $48,000.

The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2022, was $30,000.

The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2023, was $50,000.

Audit Related Fees

The aggregate audit-related fees billed by Liggett & Webb, P.A. for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2022 was $4,000.

Tax Fees

The aggregate tax fees billed by Liggett & Webb, P.A. professional services rendered for tax services for the fiscal year ended September 30, 2023 and 2022 was $1,500 and $1,500, respectively.

All Other Fees

There were no other fees billed by Assurance Dimensions (“Assurance”) for professional services rendered during the fiscal year ended September 30, 2023, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Ligget & Webb, P.A. for professional services rendered during the fiscal years ended September 30, 2023 and 2022, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: December 21, 2023

By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2023

By /s/ Michael M. Moore

    Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

    Larry M. Reid, Chief Financial Officer and

    Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5036)

To the Board of Directors and Stockholders of Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flow for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of accounts receivable

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company provides an allowance for credit losses based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

How We addressed the Matter in our Audit

The primary procedures performed included evaluating the methodologies used in the determination of allowance for credit losses and reviewing historical data, collections and other inputs used by the Company as well as subsequent collections. Based on our procedures we deemed the Company’s treatment of accounts receivable and the corresponding allowance for credit losses to be appropriate as of September 30, 2023.

We have served as the Company’s auditor since 2022.
Margate, Florida
December 21, 2023

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2023	September 30, 2022
Current assets:
Cash and cash equivalents	$516,955	$468,167
Accounts receivable, net of an allowance for credit losses of $63,665 as of September 30, 2023 and $18,000 as of September 30, 2022	545,573	538,030
Inventory	21,913	21,097
Prepaid expenses and other current assets	68,522	53,611
Interest receivable - related party	2,724	-
Total current assets	1,155,687	1,080,905

Property and Equipment, net	16,526	15,142
Intangible Assets, net	44,373	-

Operating lease - right-of-use asset	29,914	-
		-
Other assets:
Due from related party	53,302	53,302
Total other assets	53,302	53,302
Total assets	$1,299,802	$1,149,349

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$85,858	$75,217
Deferred revenue, current portion	1,105,580	1,012,211
Operating lease liability	24,580	-
Total current liabilities	1,216,018	1,087,428

Long term liabilities:
Deferred revenue, net of current portion	72,100	113,300
Operating lease liability - long term	6,507	-
Total long term liabilities	78,607	113,300

Total liabilities	1,294,625	1,200,728

Commitments and Contingencies (See Note 6)

Stockholders’ equity/(deficit):
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.c	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,341,503 shares issued and outstanding, respectively.	32	34
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 228,120,695, shares issued and outstanding, respectively.	2,291	2,281

Additional paid-in capital	15,240,104	15,240,112
Accumulated Deficit	(15,237,292)	(15,293,848)
Total stockholders’ equity (deficit)	5,177	(51,379)
Total liabilities and stockholders’ equity/(deficit)	$1,299,802	$1,149,349

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022
Revenue	$2,131,955	$2,017,563
Cost of Revenue	316,163	334,138
Gross Profit	1,815,792	1,683,425

Operating Expenses:
Selling expenses	425,498	272,521
Administrative expenses	1,303,980	1,033,796
Depreciation and amortization expense	5,051	3,732
Research and development	27,314	19,742
Total Operating Expenses	1,761,843	1,329,791

Gain on the settlement and reversal of accounts payable	-	47,792
Interest income/expense, net	2,607	(531)
Total Other Income/(Expenses)	2,607	47,261

Income before income taxes	56,556	400,895

Provision for income taxes from continuing operations	-	-

Net Income	56,556	400,895

Preferred stock dividends Series A Preferred	(41,038)	(41,037)

Net income( loss) attributable to common stockholders	$15,518	$359,858

Net income (loss) per common share - basic	$0.00	$0.00

Net income (loss) per common share - diluted	$0.00	$0.00

Weighted Average of number of shares outstanding - basic	228,786,339	228,239,979

Weighted Average of number of shares outstanding - diluted	599,107,974	599,601,614

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022
NET INCOME	$56,556	$400,895
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,051	3,732
Amortization of operating lease - right-of-use asset	17,949	-
Gain on the settlement and reversal of accounts payable	-	(47,792)
Provision for credit losses	97,994	14,000
(Increase) decrease in assets:
Accounts receivable	(105,537)	(231,785)
Inventory	(816)	(6,444)
Prepaid expenses and other current assets	(17,635)	(6,228)
Due from related party	-	(8,501)
Increase (decrease) in liabilities:
Accounts payable	10,640	(36,943)
Deferred revenue	52,169	(6,285)
Right-of-use assets and lease liabilities, net	(16,776)	-
Net Cash Provided by Operating Activities	99,595	74,649

Cash Flows From Investing Activities
Purchase of fixed assets	(6,434)	(7,483)
Purchase of intangible assets	(44,373)	-
Net Cash Used in Investing Activities	(50,808)	(7,483)

Cash Flows From Financing Activities	-	-

Net (decrease) increase in cash	48,788	67,166

Cash at beginning of year	468,167	401,001

Cash at end of year	$516,955	$468,167

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$117	$53
Cash paid for taxes	$400	$690

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of 458,300 shares of common stock	$-	$5
Series C Convertible Preferred shares exchanged for common stock	$10	$-
Operating lease right of use asset recorded on adoption of ASC 842	$47,863	$-

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Stockholders’ (Deficit)/Equity
Balance at September 30, 2021	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,578,995	$2,286	$15,240,107	$(15,694,743)	$(452,274)

Share cancellation	-	-	-	-	-	-	-	-	-	-	(458,300)	(5)	5	-	-

Net income for the year ended September 30, 2022	-	-		-	-	-	-	-	-	-	-	-	-	400,895	400,895

Balance at September 30, 2022	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,293,848)	$(51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(208,000)	(2)	-	-	-	-	1,040,000	10	(8)	-	-

Net income for the year ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	56,556	56,556

Balance at September 30, 2023	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,237,292)	$5,177

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

Significant estimates include the assumptions used in valuation of deferred tax assets, estimated useful life of property and equipment, valuation of inventory and allowance for credit losses.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-week month to thirteen weeks on September 30, 2023.

Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at September 30, 2023.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company maintains current receivable amounts with most of its customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

The Company provided $63,665 and $18,000 allowances for doubtful accounts as of September 30, 2023, and September 30, 2022, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totalling $38,250 and $38,250 at September 30, 2023 and September 30, 2022, respectively. Prepaid expenses totalling $30,272 and $15,361 at September 30, 2023 and September 30, 2022, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

INTANGIBLE ASSETS

The Company’s intangible assets consist of fees paid to outside consulting services that are assisting us in obtaining FedRAMP certification. At September 30, 2023, The Company had intangible assets with a cost of approximately $44,373, with finite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. For the year ended September 30, 2023, no amortization expense was recorded.

The Company evaluates intangible assets with finite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired during the year ended September 30, 2023.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of September 30, 2023 and September 30, 2022, the Company had $118,140 and $208,135, respectively, in excess of FDIC insurance limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the years ended September 30, 2023 and 2022, the Company had $27,314 and $19,742 respectively, in research and development costs. Salary expenses for the year ended September 30, 2022 were reclassified for consistency with the current year presentation.

REVENUE RECOGNITION AND DEFERRED REVENUES

The Company revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606, Revenue from contract with customers. Revenue is recognized when the Company has transferred promised goods and services to the customer and in the amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed. As of September 30, 2023 and September 30, 2022, respectively, the Company recorded $1,177,680 and $1,125,511, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the years ended
	September 30, 2023	September 30, 2022
Licensing of ReadyOp Software	$2,022,550	$1,818,035
Hardware Sales and Consulting	109,405	199,528
Total	$2,131,955	$2,017,563

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the year ended September 30, 2023 and September 30, 2022:

	For the year ended September 30, 2023	For the year ended September 30, 2022
Beginning balance	$1,125,511	$1,131,796
Additions to deferred liability (1)	2,184,124	2,011,278
Deductions to deferred liability (2)	(2,131,955)	(2,017,563)
Ending balance	$1,177,680	$1,125,511

(1)	Customer billings for services not yet rendered
(2)	Revenue recognized in the current year related to the deferred liability

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

As of September 30, 2023 and 2022, we had no options and warrants outstanding.

As of September 30, 2023 and 2022, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2023 and 2022, we had 3,133,503 and 3,341,503 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 15,947,515 and 16,707,515 shares of common stock, respectively.

As of September 30, 2023 and 2022, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of September 30, 2023 and 2022, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the years ended September 30, 2023 and 2022:

	For the year ended September 30, 2023	For the year ended September 30, 2022
Net income attributable to common stockholders for the period	$15,518	$359,858

Weighted average number of shares outstanding	228,786,339	228,239,979

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the year ended September 30, 2023	For the year ended September 30, 2022
Net income attributable to common stockholders for the period	$15,518	$359,858
Add: Preferred stock dividends	41,038	41,037

Adjusted net income	$56,556	$400,895

Weighted average number of shares outstanding	228,786,339	228,239,979
Add: Shares issued upon conversion of preferred stock	370,321,635	371,361,635
Weighted average number of common and common equivalent shares	599,107,974	599,601,614

Diluted earnings per share	$0.00	$0.00

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

As of September 30, 2023 and 2022, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during fiscal 2023 and 2022, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2023 and September 30, 2022, respectively.

At September 30, 2023 inventory was $21,913 of raw materials.

At September 30, 2022, inventory was $21,097 of raw materials.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $95,373 and $51,318 during the years ended September 30, 2023 and 2022, respectively.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company October 1, 2022. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2023:

	September 30, 2023	September 30, 2022
Assets

Operating lease -right-of-use assets-non-current	$29,914	$-

Liabilities

Operating lease liability	$31,087	$-

Weighted-average remaining lease term (years)	1.25	-

Weighted-average discount rate	8%	-

The componets of lease expense were as follows:

Operating lease cost

Amorization on right-of-use operating lease asset	$17,949	$-
Lease liability expense in connection with obligation repayment	2,429	-
Total operating lease costs	$20,378	$-

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$19,206	$-
Right-of-use asset obtained in exchange for new operating lease liability	$47,863	$-

At September 30, 2023, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2023:

2024	$26,184
2025	6,594
Total undiscounted cash flows	32,778
Less: amount representing interest	(1,691)
Present value of operating lease liability	31,087
Less: current portion of operation lease liability	24,580
Long-term operating lease liability	$6,507

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At September 30, 2023 and September 30, 2022, property and equipment, net, is as follows:

	For the year ended September 30, 2023	For the year ended September 30, 2022
Office Equipment	$28,040	$21,605
Less: Accumulated Depreciation	(11,514)	(6,463)
Total Property and Equipment, net	$16,526	$15,142

At September 30, 2023 and September 30, 2022, intangible assets, net, is as follows:

	For the year ended September 30, 2023	For the year ended September 30, 2023
Intangible Assets	44,373	-
Total Intangible Assets, net	$44,373	$-

Depreciation and amortization expense for the years ended September 30, 2023 and 2022, was $5,051 and $3,732, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of September 30, 2023 and September 30, 2022, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $205,658 and $165,144, respectively and $41,038 for the year ended September 30, 2023.

As of the date of this report, we have 200,000,000 authorized shares of preferred stock, par value $0.00001 per share, of which 7,373,403 shares were issued and outstanding. There are currently 5 series of preferred stock designated as follows:

●	1,250,000 shares have been designated as Series A Preferred Stock, 512,996 of which are issued and outstanding;
●	10 shares have been designated as Series B Preferred Stock, none of which is issued and outstanding;
●	50,000,000 shares have been designated as Series C Preferred Stock, 3,133,503 of which are issued and outstanding; and
●	10,000,000 shares have been designated Series D Preferred stock, of which 670,904 are issued and outstanding; and
●	10,000,000 shares have been designated Series E Preferred stock, of which 3,000,000 are issued and outstanding.

Pursuant to our Articles of Incorporation establishing our preferred stock:

●	A holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by one on all matters submitted to a vote of our stockholders. Each one share of our Series A Preferred Stock shall be convertible into 100 shares of our common stock. Each holder of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum on each outstanding share of Series A Preferred Stock then held by such holder, on a pro rata basis.

●	A holder of shares of the Series B Preferred Stock is entitled to one vote per share on all matters submitted to a vote of our stockholders. If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have voting rights equal to two times the sum of the total number of shares of our common stock which are issued and outstanding at the time of voting, plus the total number of shares of any shares of our preferred stock which are issued and outstanding at the time of voting. A holder of shares of the Series B Preferred Stock shall have no conversion rights or rights to dividends.

●	A holder of shares of the Series C Preferred Stock is entitled to the number of votes equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders. In addition, the holders of our Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. No dividends have been declared. Finally, each one share of our Series C Preferred Stock shall be convertible into five shares of our common stock.

●	A holder of shares of the Series D Preferred Stock is entitled to the number of votes equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by 5 on all matters submitted to a vote of our stockholders. In addition, the holders of our Series D Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. No dividends have been declared. Finally, each one share of our Series D Preferred Stock shall be convertible into five shares of our common stock.

●	A holder of shares of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of the Series E Preferred Stock held by such holder multiplied by 100 on all matters submitted to a vote of our stockholders. In addition, the holders of our Series E Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion. No dividends have been declared. Finally, each one share of our Series E Preferred Stock shall be convertible into 100 shares of our common stock.

Common stock issued for Conversion of C Preferred

During the year ended September 30, 2023, the holder of Series C preferred stock, converted 208,000 shares of Series C Preferred Stock into 1,040,000 shares of Common Stock at the stated conversion rate with no gain or loss recognized.

Cancellation of Shares

During the year ended September 30, 2022, the Company canceled an aggregate of 458,300 shares of its common stock due to share issuance in error by the Company.

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of September 30, 2023, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

Through December 1, 2021, the Company leased its office space from VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders for approximately $1,400 per month. On February 14, 2020, VoiceInterop was deconsolidated and is no longer our subsidiary.

Rent expense incurred during the years ended September 30, 2023 and 2022 was $22,722 and $26,973, respectively (See Note 6).

During the years ended September 30, 2023 and 2022, the Company paid $36,000 and $39,000, respectively, to a related party consultant.

As of December 31, 2022, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2022. As of September 30, 2023, the Company recorded $2,724 in interest receivable – related party.

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

Rent expense incurred during the years ended September 30, 2023 and 2022 was $22,722 and $26,973, respectively.

Revenue and Accounts Receivable Concentration

For the year ended September 30, 2023, one customer accounted for 11.13% of the Company’s revenues.

No customer accounted for more than 10% of the Company’s revenue for the year ended September 30, 2022.

As of September 30, 2023, no customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of September 30, 2023 and 2022, the Company has recorded $6,000 and $8,000 for the minimum royalty for the fiscal year ended 2023 and 2022.

NOTE 7 - DEFERRED INCOME TAXES

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2023 and 2022.

The Company filed consolidated tax returns for the years ended September 30, 2023 and 2022, which are subject to examination by federal and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2023 and 2022. The Company’s U.S. federal income tax returns for tax years 2020 through 2023 are subject to examination by the Internal Revenue Service.

The Company calculates its deferred tax assets based upon its consolidated net operating loss (“NOL”) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2023 and 2022 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2023, the Company has an adjusted net operating loss carryforward of approximately $13,608,000 that expire through 2040. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits. Significant components of the Company’s net deferred income tax assets at September 30, 2023 and 2022, respectively are as follows:

Schedule of deferred income tax assets
	September 30, 2023	September 30, 2022
Depreciation	$1,750	$2,842
Allowance for credit losses	40,717	15,880
Net operating loss carryforward	3,449,013	3,493,201
Net deferred income tax asset	3,491,480	3,511,923
Less: valuation allowance	(3,491,480)	(3,511,923)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

Schedule of income tax rate as a percentage
	September 30, 2023	September 30, 2022

Federal statutory taxes	$11,224	$79,558
State income taxes, net of federal benefit	3,111	22,049
Change in tax estimates	26,586	850
Less: Valuation allowance, non-deductible items	3,267	2,100
Change in valuation allowance	(44,188)	(104,557)
	$-0-	$-0-

	September 30, 2023	September 30, 2022

Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

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