Form 10-Q
period 2023-12-31
Cleartronic, Inc.
filed 2024-02-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,160,695 shares as of February 13, 2024.

-i-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(unaudited)
Current assets:
Cash and cash equivalents	$818,525	$516,955
Accounts receivable, net of an allowance for credit losses of $92,665 as of December 31, 2023 and $63,665 as of September 30, 2023	476,565	545,573
Inventory	27,646	21,913
Prepaid expenses and other current assets	85,575	68,522
Due from related party	53,302	-
Interest receivable - related party	3,427	2,724
Total current assets	1,465,040	1,155,687

Property and Equipment, net	15,168	16,526
Intangible Assets, net	121,392	44,373

Operating lease - right-of-use asset	23,932	29,914

Other assets:
Due from related party	-	53,302
Total other assets	-	53,302
Total assets	$1,625,532	$1,299,802
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$49,537	$85,858
Deferred revenue, current portion	1,459,667	1,105,580
Operating lease liability	25,267	24,580
Total current liabilities	1,534,471	1,216,018

Long term liabilities:
Deferred revenue, net of current portion	68,217	72,100
Operating lease liability - long term	-	6,507
Total long term liabilities	68,217	78,607

Total liabilities	1,602,688	1,294,625

Commitments and Contingencies (See Note 6)

Stockholders' equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,219,625)	(15,237,292)
Total stockholders' equity	22,844	5,177
Total liabilities and stockholders' equity	$1,625,532	$1,299,802

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Revenue	$606,047	$506,650
Cost of Revenue	95,631	77,491
Gross Profit	510,416	429,159

Operating Expenses:
Selling expenses	120,235	67,831
Administrative expenses	405,998	321,898
Depreciation and amortization expense	1,357	1,080
Research and development	13,559	21,815
Total Operating Expenses	541,149	412,624

Extinguishment of liabilities	44,052	-
Interest income/expense, net	4,348	549
Total Other Income/(Expenses)	48,400	549

Income before income taxes	17,667	17,084

Provision for income taxes from continuing operations	-	-

Net Income	17,667	17,084

Preferred stock dividends Series A Preferred	(10,343)	(10,344)

Net income attributable to common stockholders	$7,324	$6,740

Net income per common share - basic	$0.00	$0.00

Net income per common share - diluted	$0.00	$0.00

Weighted Average of number of shares outstanding basic	229,160,695	228,630,043

Weighted Average of number of shares outstanding diluted	599,482,330	599,331,678

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For The Three Months Ended December 31, 2023	For The Three Months Ended December 31, 2022

NET INCOME	$17,667	$17,084
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,357	1,080
Amortization of operating lease - right-of-use asset	5,982	-
Extinguishment of liabilities	(44,052)	-
Provision for credit losses	29,000	-
(Increase) decrease in assets:
Accounts receivable	40,008	(24,752)
Inventory	(5,733)	-
Prepaid expenses and other current assets	(17,756)	-
Due from related party	-	9,280
Increase (decrease) in liabilities:
Accounts payable	7,731	32,933
Deferred revenue	350,204	(223,639)
Operating lease liability	(5,820)	-
Net Cash Provided (used) by Operating Activities	378,588	(188,014)

Cash Flows From Investing Activities
Purchase of intangible assets	(77,018)	-
Net Cash Used in Investing Activities	(77,018)	-

Cash Flows From Financing Activities	-	-

Net (decrease) increase in cash	301,570	(188,014)

Cash at beginning of period	516,955	468,167

Cash at end of period	$818,525	$80,153

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$666
Cash paid for taxes	$-	$690

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$-	$7

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at September 30, 2023	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,237,292)	$5,177

Net income for the three months ended December 31 , 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	17,667	17,667

Balance at December 31, 2023 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,219,625)	$22,844

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2022	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,293,848)	$(51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(132,000)	(1)	-	-	-	-	660,000	7	(6)	-	-

Net income for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	17,084	17,084

Balance at December 31, 2022 (Unaudited)	512,996	$5	-	$-	3,209,503	$33	670,904	$7	3,000,000	$30	228,780,695	$2,288	$15,240,106	$(15,276,764)	$(34,295)

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

NOTE 1 - ORGANIZATION

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed™ platforms and the AudioMate IP gateways discussed below.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2023, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 21, 2023. The results of operations for the three months ended December 31, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2024.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-week month to thirteen weeks on December 31, 2023.

Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at December 31, 2023.

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

The Company provided $92,665 and $63,665 allowances for doubtful accounts as of December 31, 2023, and September 30, 2023, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaling $25,500 and $38,250 at December 31, 2023 and September 30, 2023, respectively. Prepaid expenses totaling $85,575 and $68,522 at December 31, 2023 and September 30, 2023, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

INTANGIBLE ASSETS

The Company’s intangible assets consist of fees paid to outside consulting services and employees that are assisting us in obtaining FedRAMP certification. At December 31, 2023, The Company had intangible assets with a cost of approximately $121,392, with finite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. For the three months ended December 31, 2023, no amortization expense was recorded.

The Company evaluates intangible assets with finite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired during the three months ended December 31, 2023.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts which are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of December 31, 2023 and September 30, 2023, the Company had $0 and $118,140, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended December 31, 2023 and 2022, the Company had $13,559 and $21,815 respectively, in research and development costs.

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

Customer billings for services not yet rendered and hardware not yet installed are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

Under an agreement with the School District of Hillsborough County Florida, the District has approved an agreement with the Company whereby the Company will provide 500 units of its AudioMate AM360 Radio gateways to a third party, Centegix, which will be installing the gateways under their agreement with the School District. Centegix has paid the Company for the gateways in advance and the deposit is accounted for in deferred revenue. The estimated completion date for the project is August 31, 2024.

As of December 31, 2023 and September 30, 2023, respectively, the Company recorded $1,527,884 and $1,177,680, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	December 31, 2023	December 31, 2022
Licensing of ReadyOp Software	$589,547	$460,244
Hardware Sales and Consulting	16,500	46,406
Total	$606,047	$506,650

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the three months ended December 31, 2023 and year ended September 30, 2023:

	For the three months ended December 31, 2023	For the year ended September 30, 2023
Beginning balance	$1,177,680	$1,125,511
Additions to deferred liability (1)	606,047	2,184,124
Deductions to deferred liability (2)	(255,843)	(2,131,955)
Ending balance	$1,527,844	$1,177,680

(1)	Customer billings for services not yet rendered and hardware not yet installed
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

As of December 31, 2023 and 2022, we had no options and warrants outstanding.

As of December 31, 2023 and 2022, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2023 and 2022, we had 3,133,503 and 3,209,503 shares of Series C Convertible Preferred stock outstanding, respectively, which are convertible into 15,947,515 and 16,707,515 shares of common stock, respectively.

As of December 31, 2023 and 2022, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2023 and 2022, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023	For the three months ended December 31, 2022
Net income attributable to common stockholders for the period	$7,324	$6,740

Weighted average number of shares outstanding	229,160,695	228,630,043

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended December 31, 2023	For the three months ended December 31, 2022
Net income attributable to common stockholders for the period	$7,324	$6,740
Add: Preferred stock dividends	10,343	10,344

Adjusted net income	$17,667	$17,084

Weighted average number of shares outstanding	229,160,695	228,630,043
Add: Shares issued upon conversion of preferred stock	370,321,635	370,701,635
Weighted average number of common and common equivalent shares	599,482,330	599,331,678

Diluted earnings per share	$0.00	$0.00

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

As of December 31, 2023 and September 30, 2023, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during three months ended December 31, 2023 and year ended September 30, 2023, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2023 and September 30, 2023, respectively.

At December 31, 2023 inventory was $27,646 of raw materials.

At September 30, 2023, inventory was $21,913 of raw materials.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $22,584 and $13,419 during the three months ended December 31, 2023 and 2022, respectively.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Assets

Operating lease -right-of-use assets-non-current	$23,932	$29,914

Liabilities

Operating lease liability	$25,267	$31,087

Weighted-average remaining lease term (years)	1.00	1.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amorization on right-of-use operating lease asset	$5,982	$17,949
Lease liability expense in connection with obligation repayment	584	2,429
Total operating lease costs	$6,566	$20,378

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$6,402	$19,206
Right-of-use asset obtained in exchange for new operating lease liability	$-	$47,863

At December 31, 2023, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2023:

2024	$19,782
2025	6,594
Total undiscounted cash flows	26,376
Less: amount representing interest	(1,109)
Present value of operating lease liability	25,267
Less: current portion of operation lease liability	(25,267)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At December 31, 2023 and September 30, 2023, property and equipment, net, is as follows:

	For the three months ended December 31, 2023	For the year ended September 30, 2023
Office Equipment	$28,040	$28,040
Less: Accumulated Depreciation	(12,872)	(11,514)
Total Property and Equipment, net	$15,168	$16,526

Depreciation expense for the three months ended December 31, 2023 and 2022, was $1,357 and $1,080, respectively.

At December 31, 2023 and September 30, 2023, intangible assets, net, is as follows:

	For the three months ended December 31, 2023	For the year ended September 30, 2023
Intangible Assets	121,392	44,373
Total Intangible Assets, net	$121,392	$44,373

Amortization expense for the three months ended December 31, 2023 and 2022, was $0 and $0, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of December 31, 2023 and September 30, 2023, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $216,524 and $205,658, respectively and $10,343 for the three months ended December 31, 2023.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Rent expense incurred during the three months ended December 31, 2023 and 2022 was $0 and $2,343, respectively (See Note 6).

During the three months ended December 31, 2023 and 2022, the Company paid $12,000 and $9,000, respectively, to a related party consultant.

As of December 31, 2022, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2022. As of December 31, 2023, the Company recorded $3,427 in interest receivable – related party.

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

Revenue and Accounts Receivable Concentration

For the three months ended December 31, 2023, one customer accounted for 12.72% of the Company’s revenues.

For the three months ended December 31, 2022, one customer accounted for 16% of the Company’s revenues.

As of December 31, 2023, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2023, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of December 31, 2023, one customer accounted for more than 33% of the Company’s total outstanding deferred revenue.

As of September 30, 2023, no customer accounted for more than 10% of the Company’s total outstanding deferred revenue.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of December 31, 2023 and 2022, the Company has recorded $9,090 and $3,640 for the minimum royalty for the fiscal year ended 2023 and 2022.

NOTE 7 – EXTINGUISHMENT OF LIABILITIES

During the three months ended December 31, 2023, the Company recorded a gain on extinguishment of liabilities $44,052 related to amounts due to vendors that exceeded the statute of limitations.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2022

Revenue

Revenues increased 19.62% to $606,047 for the three months ended December 31, 2023 as compared to $506,650 for the three months ended December 31, 2022. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $460,244 in 2022 to $589,547 in 2023. Sales of ReadyOp hardware products increased from $6,125 in 2022 to $16,500 in 2023. Consulting fees and related income decreased from $40,281 in 2022 to $0 in 2023 due to less training activity.

Cost of Revenue

Cost of revenues increased to $95,631 for the three months ended December 31, 2023 as compared to $77,491 for the three months ended December 31, 2022. Gross profits were $510,416 and $429,159 for the three months ended December 31, 2023 and 2022, respectively.

Operating Expenses

Operating expenses increased 31.15% to $541,149 for the three months ended December 31, 2023 compared to $412,624 for the three months ended December 31, 2022. The increase was primarily due increases in administrative expense and selling expenses. General and Administrative expenses increased by $84,100 or 26.13% as a result of an increase in consulting expenses and employee holiday bonuses. For the three months ended December 31, 2023, selling expenses were $120,235 compared to $67,831 for the three months ended December 31, 2022 due to an increase in commissions expense, allowance for credit losses and an increase in advertising and travel expenses in connection with the trade show. Research and development expenses were $13,559 for the three months ended December 31, 2023, as compared to $21,815 for the three months ended December 31, 2022. This decrease was primarily indirect research and development costs.

Other Income/(Expenses)

The Company’s other income increased by $47,851 from other income of $549 during the three months ended December 31, 2022, as compared to $48,400 for the three months ended December 31, 2023. This increase was an increase in interest income on note receivable due from a related party, interest income on treasury bill investments and extinguishment of liabilities of $44,052.

Income before Income Taxes

The Company’s income before income taxes was $17,667, during the three months ended December 31, 2023, as compared to income of $17,084 for the three months ended December 31, 2022. The increase was primarily due to an increase in cost of revenues, administrative and selling expenses, and offset by an increase in sales of ReadyOp licenses and hardware and extinguishment of liabilities.  The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $7,324 for the three months ended December 31, 2023 as compared to a net income of $6,740 for the three months ended December 31, 2022. The increase was primarily due to an increase in sales of ReadyOp licenses and hardware and offset by an increase in cost of revenues, administrative and selling expenses. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2023, net cash provided by operations of $378,588 was the result of a net income of $17,667, depreciation expense of $1,357, amortization of operating lease of $5,982, extinguishment of liabilities of $44,052, increase in provision for credit losses of $29,000, increase in prepaid expenses of $17,756, and an increase in accounts payable of $7,731. These were offset by a decrease in accounts receivable of $40,008, a decrease in inventory of $5,733 and an increase in deferred revenue of $350,204.

For the three months ended December 31, 2022, net cash used in operations of $188,014 was the result of a net income of $17,084, depreciation expense of $1,080, an increase in accounts payable of $32,933, and a decrease in prepaid expenses of $9,280.  These were offset by an increase in accounts receivable of $24,752 and a decrease in deferred revenue of $223,639.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2023 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

February 14, 2024

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer