Form 10-Q
period 2024-03-31
Cleartronic, Inc.
filed 2024-05-06
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,160,695 shares as of May 3, 2024.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$673,589	$516,955
Accounts receivable, net of an allowance for credit losses of $78,665 as of March 31, 2024 and $63,665 as of September 30, 2023	611,549	545,573
Inventory	31,173	21,913
Prepaid expenses and other current assets	95,689	68,522
Interest receivable - related party	4,139	2,724
Total current assets	1,416,139	1,155,687

Property and Equipment, net	18,276	16,526
Intangible Assets, net	173,397	44,373

Operating lease - right-of-use asset	17,949	29,914

Other assets:
Due from related party	53,302	53,302
Total other assets	53,302	53,302
Total assets	$1,679,063	$1,299,802
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$38,428	$85,858
Deferred revenue, current portion	1,525,176	1,105,580
Operating lease liability	19,138	24,580
Total current liabilities	1,582,742	1,216,018

Long term liabilities:
Deferred revenue, net of current portion	52,150	72,100
Operating lease liability - long term	-	6,507
Total long term liabilities	52,150	78,607

Total liabilities	1,634,892	1,294,625

Commitments and Contingencies (See Note 6)

Stockholders' equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,198,298)	(15,237,292)
Total stockholders' equity	44,171	5,177
Total liabilities and stockholders' equity	$1,679,063	$1,299,802

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	For the Six Months Ended March 31, 2024	For the Six Months Ended March 31, 2023
Revenue	$572,013	$510,668	$1,178,060	$1,017,318
Cost of Revenue	108,029	71,546	203,660	149,037
Gross Profit	463,984	439,122	974,400	868,281

Operating Expenses:
Selling expenses	87,501	66,831	207,736	134,662
Administrative expenses	359,978	294,858	765,976	616,756
Depreciation and amortization expense	1,490	1,282	2,847	2,362
Research and development	3,044	2,000	16,603	23,815
Total Operating Expenses	452,013	364,971	993,162	777,595

Gain on the settlement of accounts payable	-	-	44,052	-
Interest income/expense, net	9,356	678	13,704	1,227
Total Other Income/(Expenses)	9,356	678	57,756	1,227

Income before income taxes	21,327	74,829	38,994	91,913

Provision for income taxes from continuing operations	-	-	-	-

Net Income	21,327	74,829	38,994	91,913

Preferred stock dividends Series A Preferred	(10,231)	(10,119)	(20,574)	(20,463)

Net income attributable to common stockholders	$11,096	$64,710	$18,420	$71,450

Net income per common share - basic	$0.00	$0.00	$0.00	$0.00

Net income per common share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average of number of shares outstanding- basic	229,160,695	228,780,695	229,160,695	228,704,541

Weighted Average of number of shares outstanding - diluted	599,482,330	599,482,330	599,482,330	599,406,176

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2024	March 31, 2023
NET INCOME	$38,994	$91,913
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,847	2,362
Amortization of operating lease - right-of-use asset	11,965	5,983
Provision for credit losses	15,000	-
(Increase) decrease in assets:
Accounts receivable	(80,976)	7,006
Inventory	(9,260)	(973)
Prepaid expenses and other current assets	(28,582)	18,652
Increase (decrease) in liabilities:
Accounts payable	(47,430)	4,585
Deferred revenue	399,646	(202,147)
Operating lease liability	(11,949)	(5,481)
Net Cash Provided (used) by Operating Activities	290,255	(78,100)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(4,320)
Purchase of intangible assets	(133,621)	-
Net Cash Used in Investing Activities	(133,621)	(4,320)

Cash Flows From Financing Activities	-	-

Net (decrease) increase in cash	156,634	(82,420)

Cash at beginning of period	516,955	468,167

Cash at end of period	$673,589	$385,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$117
Cash paid for taxes	$-	$400

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$-	$7
Right-of-use asset obtained in exchange for operating lease liability	$-	$47,863

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at September 30, 2023	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,237,292)	$5,177

Net income for the six months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	38,994	38,994

Balance at March 31, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,198,298)	$44,171

Balance at December 31, 2023	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,00	$30	229,160,695	$2,291	$15,240,104	$(15,219,625)	$22,844

Net income for the three months ended March 31, 2024	-	-	-	-	-	-		-	-	-	-	-	-	21,327	21,327

Balance at March 31, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,198,298)	$44,171

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance at September 30, 2022	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,293,848)	$(51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(132,000)	(1)	-	-	-	-	660,000	7	(6)	-	-

Net income for the six months ended March31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	91,913	91,913

Balance at March 31, 2023 (Unaudited)	512,996	$5	-	$-	3,209,503	$33	670,904	$7	3,000,000	$30	228,780,695	$2,288	$15,240,106	$(15,201,935)	$40,534

Balance at December 31, 2022	512,996	$5	-	$-	3,209,503	$33	670,904	$7	3,000,000	$30	228,780,695	$2,288	$15,240,106	$(15,276,764)	$(34,295)

Net income for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	74,829	74,829

Balance at March 31, 2023 (Unaudited)	512,996	$5	-	$-	3,209,503	$33	670,904	$7	3,000,000	$30	228,780,695	$2,288	$15,240,106	$(15,201,935)	$40,534

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2023, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 21, 2023. The results of operations for the three and six months ended March 31, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2024.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on March 31, 2024.

Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at March 31, 2024.

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

The Company provided $78,665 and $63,665 allowances for doubtful accounts as of March 31, 2024, and September 30, 2023, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $12,750 and $38,250 at March 31, 2024 and September 30, 2023, respectively. Prepaid expenses totaled $95,689 and $68,522 at March 31, 2024 and September 30, 2023, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

INTANGIBLE ASSETS

The Company’s intangible assets consist of fees paid to outside consulting services and employees that are assisting us in obtaining FedRAMP certification. At March 31, 2024, the Company had intangible assets with a cost of approximately $173,397, with finite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. For the six months ended March 31, 2024, no amortization expense was recorded due to the software not placed in service and still in the process of being completed.

The Company evaluates intangible assets with finite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired during the six months ended March 31, 2024.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of March 31, 2024 and September 30, 2023, the Company had $0 and $118,140, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended March 31, 2024 and 2023, the Company had $3,044 and $2,000 respectively, in research and development costs.

For the six months ended March 31, 2024 and 2023, the Company had $16,603 and $23,815 respectively, in research and development costs.

REVENUE RECOGNITION AND DEFERRED REVENUES

The Company revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606, Revenue from contract with customers. Revenue is recognized when the Company has transferred promised goods and services to the customer and in the amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

i. Establishment of a contract with the customer;

ii. Identify the performance obligation of the contract;

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

From time to time clients request special training meetings. We send employees to these meetings and charge our clients on a per diem basis. These charges are recorded as consulting fees on our income statement.

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

As of March 31, 2024 and September 30, 2023, respectively, the Company recorded $1,577,326 and $1,177,680, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	March 31, 2024	March 31, 2023
Licensing of ReadyOp Software	$550,418	$492,969
Hardware Sales and Consulting	21,595	17,699
Total	$572,013	$510,668

	For the six months ended
	March 31, 2024	March 31, 2023
Licensing of ReadyOp Software	$1,139,965	$953,214
Hardware Sales and Consulting	38,095	64,104
Total	$1,178,060	$1,017,318

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the six months ended March 31, 2024 and year ended September 30, 2023:

	For the six months ended March 31, 2024	For the year ended September 30, 2023
Beginning balance	$1,177,680	$1,125,511
Additions to deferred liability (1)	1,178,060	2,184,124
Deductions to deferred liability (2)	(778,414)	(2,131,955)
Ending balance	$1,577,326	$1,177,680

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

As of March 31, 2024 and 2023, we had no options and warrants outstanding.

As of March 31, 2024 and 2023, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2024 and 2023, we had 3,133,503 shares of Series C Convertible Preferred stock outstanding which are convertible into 15,947,515 and shares of common stock.

As of March 31, 2024 and 2023, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2024 and 2023, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net income attributable to common stockholders for the period	$11,096	$64,710

Weighted average number of shares outstanding	229,160,695	228,780,695

Basic earnings per share	$0.00	$0.00

	For the six months ended March 31, 2024	For the six months ended March 31, 2023
Net income attributable to common stockholders for the period	$18,420	$71,450

Weighted average number of shares outstanding	229,160,695	228,704,541

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net income attributable to common stockholders for the period	$11,096	$64,710
Add: Preferred stock dividends	10,231	10,119

Adjusted net income	$21,327	$74,829

Weighted average number of shares outstanding	229,160,695	228,780,695
Add: Shares issued upon conversion of preferred stock	370,321,635	370,701,635
Weighted average number of common and common equivalent shares	599,482,330	599,482,330

Diluted earnings per share	$0.00	$0.00

	For the six months ended March 31, 2024	For the six months ended March 31, 2023
Net income attributable to common stockholders for the period	$18,420	$71,450
Add: Preferred stock dividends	20,574	20,463

Adjusted net income	$38,994	$91,913

Weighted average number of shares outstanding	229,160,695	228,704,541
Add: Shares issued upon conversion of preferred stock	370,321,635	370,701,635
Weighted average number of common and common equivalent shares	599,482,330	599,406,176

Diluted earnings per share	$0.00	$0.00

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

As of March 31, 2024 and September 30, 2023, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the three and six months ended March 31, 2024 and year ended September 30, 2023, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2024 and September 30, 2023, respectively.

At March 31, 2024 inventory was $31,173 of raw materials and finished goods.

At September 30, 2023, inventory was $21,913 of raw materials and finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $38,108 and $17,618 during the three months ended March 31, 2024 and 2023, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $60,692 and $30,767 during the six months ended March 31, 2024 and 2023, respectively.

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

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024.

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Assets

Operating lease -right-of-use assets-non-current	$17,949	$29,914

Liabilities

Operating lease liability	$19,138	$31,087

Weighted-average remaining lease term (years)	1.00	1.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amorization on right-of-use operating lease asset	$11,966	$17,949
Lease liability expense in connection with obligation repayment	1,408	2,429
Total operating lease costs	$13,014	$20,378

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$12,996	$19,206
Right-of-use asset obtained in exchange for new operating lease liability	$-	$47,863

At March 31, 2024, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2024:

2024 (6 Months)	$13,188
2025	6,594
Total undiscounted cash flows	19,782
Less: amount representing interest	(644)
Present value of operating lease liability	19,138
Less: current portion of operation lease liability	(19,138)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At March 31, 2024 and September 30, 2023, property and equipment, net, is as follows:

	For the six months ended March 31, 2024	For the year ended September 30, 2023
Office Equipment	$32,637	$28,040
Less: Accumulated Depreciation	(14,361)	(11,514)
Total Property and Equipment, net	$18,276	$16,526

Depreciation expense for the three months ended March 31, 2024 and 2023, was $1,490 and $1,282, respectively.

Depreciation expenses for the six months ended March 31, 2024 and 2023, was $2,847 and $2,362, respectively.

At March 31, 2024 and September 30, 2023, intangible assets, net, is as follows:

	For the six months ended March 31, 2024	For the year ended September 30, 2023
Intangible Assets	173,397	44,373
Total Intangible Assets, net	$173,397	$44,373

Amortization expense for the three and six months ended March 31, 2024 and 2023, was $0 and $0, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of March 31, 2024 and September 30, 2023, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $226,756 and $205,658, respectively and $20,574 for the six months ended March 31, 2024.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Rent expense incurred during the three months ended March 31, 2024 and 2023 was $0 and $0, respectively (See Note 6).

Rent expense incurred during the six months ended March 31, 2024 and 2023 was $0 and $2,343, respectively (See Note 6).

During the three months ended March 31, 2024 and 2023, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

During the six months ended March 31, 2024 and 2023, the Company paid $21,000 and $18,000, respectively, to a related party consultant.

As of March 31, 2024, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders.  The advance was related to certain expenses paid on VoiceInterop behalf by the Company. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2023. As of March 31, 2024, the Company recorded $4,139 in interest receivable – related party.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. The Company is not aware of any claim or litigation, the outcome of which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations.

Obligation Under Operating Lease

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024. On January 1, 2023, upon adoption of ASC 842, the Company will recognize right-to-use assets as operating leases and operating lease obligations.

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expired on November 30, 2023.

Rent expense incurred during the six months ended March 31, 2024 and 2023 was $12,929 and $9,247, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended March 31, 2024, one customer accounted for 12.72% of the Company’s revenues.

For the six months ended March 31, 2024, one customer accounted for 14.99% of the Company’s revenues.

For the six months ended March 31, 2023, one customer accounted for 16% of the Company’s revenues.

As of March 31, 2024, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2023, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of March 31, 2024, one customer accounted for more than 31.70% of the Company’s total outstanding deferred revenue.

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

The Company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments of $8,000 for fiscal year 2023 and thereafter on the same date, for the life of the agreement.

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of March 31, 2024 and 2023, the Company has recorded $10,010 and $5,640 for the minimum royalty for the fiscal year ended 2024 and 2023.

NOTE 7 – EXTINGUISHMENT OF LIABILITIES

During the six months ended March 31, 2024, the Company recorded a gain on extinguishment of liabilities $44,052 related to amounts due to vendors.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Revenue

Revenues increased 12.01% to $572,013 for the three months ended March 31, 2024 as compared to $510,668 for the three months ended March 31, 2024. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $492,969 in 2023 to $550,418 in 2024. Sales of ReadyOp hardware products increased from $17,968 in 2023 to $21,595 in 2024. Consulting fees and related income decreased from $350 in 2023 to $0 in 2024 due to less training activity.

Cost of Revenue

Cost of revenues increased to $108,029 for the three months ended March 31, 2024 as compared to $71,546 for the three months ended March 31, 2023. Gross profits were $463,984 and $439,122 for the three months ended March 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses increased 23.85% to $452,013 for the three months ended March 31, 2024 compared to $364,971 for the three months ended March 31, 2023. The increase was primarily due increases in administrative expense and selling expenses. Administrative expenses increased by $65,120 or 22.09% as a result of an increase in consulting expenses and employee salaries, due to new hires. For the three months ended March 31, 2024, selling expenses were $87,501 compared to $66,831 for the three months ended March 31, 2023, due to an increase in commissions expense and an increase in advertising and travel expenses in connection with trade show appearances. Research and development expenses were $3,044 for the three months ended March 31, 2024, as compared to $2,000 for the three months ended March 31, 2023. This minimal increase was primarily maintenance costs associated with existing patent license.

Other Income/(Expenses)

The Company’s other income increased by $8,678 from other income of $678 during the three months ended March 31, 2023, as compared to $9,356 for the three months ended March 31, 2024. This increase was an increase in interest income on note receivable due from a related party and interest income on treasury bill investments.

Income before Income Taxes

The Company’s income before income taxes was $21,327, during the three months ended March 31, 2024, as compared to income of $74,829 for the three months ended March 31, 2023. The decrease was primarily due to an increase in cost of revenues, administrative and selling expenses, and offset by an increase in sales of ReadyOp licenses and hardware. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $11,096 for the three months ended March 31, 2024 as compared to a net income of $64,710 for the three months ended March 31, 2023. The decrease was primarily due to an increase in sales of ReadyOp licenses and hardware and offset by an increase in cost of revenues, administrative and selling expenses. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

FOR THE SIX MONTHS ENDED MARCH 31, 2024 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2023

Revenue

Revenues increased 15.80% to $1,178,060 for the six months ended March 31, 2024 as compared to $1,017,318 for the six months ended March 31, 2023. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $953,214 in 2023 to $1,139,965 in 2024. Sales of ReadyOp hardware products increased from $22,125 in 2023 to $37,995 in 2024. Consulting fees and related income decreased from $40,631 in 2023 to $0 in 2024 due to less training activity.

Cost of Revenue

Cost of revenues increased to $203,660 for the six months ended March 31, 2024 as compared to $149,037 for the six months ended March 31, 2023. Gross profits were $974,400 and $868,281 for the six months ended March 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses increased 27.72% to $993,162 for the six months ended March 31, 2024 compared to $777,595 for the six months ended March 31, 2023. The increase was primarily due to increases in administrative and selling expenses. General and Administrative expenses increased by $149,220 or 24.19% as a result of an increase in consulting expenses and employee salaries, due to new hires. For the six months ended March 31, 2024, selling expenses were $207,736 compared to $134,662 for the six months ended March 31, 2024 due to an increase in commissions expense, allowance for credit losses and an increase in advertising and travel expenses in connection with trade show apperances. Research and development expenses were $16,603 for the six months ended March 31, 2024, as compared to $23,815 for the six months ended March 31, 2023. This decrease was primarily indirect research and development costs.

Other Income/(Expenses)

The Company’s other income increased by $56,529 from other income of $1,227 during the six months ended March 31, 2023, as compared to $57,756 for the six months ended March 31, 2024. This increase was an increase in interest income on a note receivable due from a related party, interest income on treasury bill investments and extinguishment of liabilities of $44,052.

Income before Income Taxes

The Company’s income before income taxes was $38,994, during the six months ended March 31, 2024, as compared to income of $91,913 for the six months ended March 31, 2023. The decrease was primarily due to an increase in cost of revenues, administrative and selling expenses, and offset by an increase in sales of ReadyOp licenses and hardware and extinguishment of liabilities. The increased costs were partially due to an increase in the costs of hardware sold and administrative expenses due to increased salaries for new employee hires.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $18,420 for the six months ended March 31, 2024 as compared to a net income of $71,450 for the six months ended March 31, 2023. The decrease was primarily due to an increase in sales of ReadyOp licenses and hardware and offset by an increase in cost of revenues, administrative and selling expenses. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2024, net cash provided by operations of $290,255 was the result of a net income of $38,994, depreciation expense of $2,847, amortization of operating lease of $11,965, extinguishment of liabilities of $44,052, increase in provision for credit losses of $15,000, increase in prepaid expenses of $28,658, an increase in accounts receivable of $49,283, an increase in inventory of $9,260 . These were offset by a decrease in accounts payable of $47,430 and an increase in deferred revenue of $399,646.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

May 6, 2024

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer

-15-