Form 10-Q
period 2024-06-30
Cleartronic, Inc.
filed 2024-08-13
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,160,695 shares as of August 12, 2024.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$789,191	$516,955
Accounts receivable, net of an allowance for credit losses of $72,665 as of June 30, 2024 and $63,665 as of September 30, 2023	406,693	545,573
Inventory	129,910	21,913
Prepaid expenses and other current assets	71,523	68,522
Interest receivable - related party	4,860	2,724
Total current assets	1,402,177	1,155,687

Property and Equipment, net	39,855	16,526
Intangible Assets, net	142,089	44,373

Operating lease - right-of-use asset	11,966	29,914

Other assets:
Due from related party	53,302	53,302
Total other assets	53,302	53,302
Total assets	$1,649,389	$1,299,802
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$127,217	$85,858
Deferred revenue, current portion	1,439,578	1,105,580
Operating lease liability	12,885	24,580
Total current liabilities	1,579,680	1,216,018

Long term liabilities:
Deferred revenue, net of current portion	40,100	72,100
Operating lease liability - long term	-	6,507
Total long term liabilities	40,100	78,607

Total liabilities	1,619,780	1,294,625

Commitments and Contingencies (See Note 6)

Stockholders' equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,212,860)	(15,237,292)
Total stockholders' equity	29,609	5,177
Total liabilities and stockholders' equity	$1,649,389	$1,299,802

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Nine Months Ended June 30, 2024	For the Nine Months Ended June 30, 2023
Revenue	$1,005,050	$560,374	$2,183,110	$1,577,692
Cost of Revenue	319,728	132,312	592,975	324,363
Gross Profit	685,322	428,062	1,590,135	1,253,329

Operating Expenses:
Selling expenses	79,913	62,873	218,062	154,521
Administrative expenses	522,515	353,923	1,387,909	970,679
Depreciation and amortization expense	2,293	1,332	5,140	3,694
Research and development	2,000	2,000	18,603	25,815
Total Operating Expenses	606,721	420,128	1,629,714	1,154,709

Gain on the settlement of accounts payable	-	-	44,052	-
Interest income/expense, net	6,255	686	19,959	1,913
Total Other Income/(Expenses)	6,255	686	64,011	1,913

Income before income taxes	84,856	8,620	24,432	100,533

Provision for income taxes from continuing operations	-	-	-	-

Net Income	84,856	8,620	24,432	100,533

Preferred stock dividends Series A Preferred	(10,231)	(10,231)	(30,805)	(30,694)

Net income attributable to common stockholders	$74,625	$(1,611)	$(6,373)	$69,839

Net income per common share - basic	$0.00	$(0.00)	$(0.00)	$0.00

Net income per common share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average of number of shares outstanding basic	229,160,695	228,826,849	229,160,695	228,745,310

Weighted Average of number of shares outstanding diluted	599,482,330	599,428,484	599,482,330	599,346,945

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2024	June 30, 2023
NET INCOME	$24,432	$100,533
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,140	3,694
Amortization of operating lease - right-of-use asset	17,948	11,966
Extinguishment of liabilities	(44,052)	-
Provision for credit losses	9,000	-
(Increase) decrease in assets:
Accounts receivable	129,880	(71,083)
Inventory	(107,997)	668
Prepaid expenses and other current assets	(5,137)	(39,745)
Increase (decrease) in liabilities:
Accounts payable	85,411	11,942
Deferred revenue	301,998	(42,137)
Operating lease liability	(18,202)	(11,072)
Net Cash Provided (used) by Operating Activities	398,421	(35,234)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(6,435)
Purchase of intangible assets	(126,185)	-
Net Cash Used in Investing Activities	(126,185)	(6,435)

Cash Flows From Financing Activities	-	-

Net (decrease) increase in cash	272,236	(41,669)

Cash at beginning of period	516,955	68,167

Cash at end of period	$89,191	$426,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$117
Cash paid for taxes	$-	$400

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$-	$8
Right-of-use asset obtained in exchange for operating lease liability	$-	$47,863

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at September 30, 2023	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	2,291	$15,240,104	$(15,237,292)	$5,177

Net income for the nine months ended June 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	24,432	24,432

Balance at June 30, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,212,860)	$29,609

Balance at March 31, 2024	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,297,716)	$(55,247)

Net income for the three months ended June 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	84,856	84,856

Balance at June 30, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,212,860)	$29,609

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at September 30, 2022	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,293,848)	$(51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(152,000)	(2)	-	-	-	-	760,000	8	(6)	-	-

Net income for the nine months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	100,533	100,533

Balance at June 30, 2023 (Unaudited)	512,996	$5	-	$-	3,189,503	$32	670,904	$7	3,000,000	$30	228,880,695	$2,289	$15,240,106	$(15,193,315)	$49,154

Balance at March 31, 2023	512,996	$5	-	$-	3,209,503	$33	670,904	$7	3,000,000	$30	228,780,695	$2,288	$15,240,106	$(15,201,935)	$40,534

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(20,000)	(1)	-	-	-	-	100,000	1	-	-	-

Net income for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	8,620	8,620

Balance at June 30, 2023 (Unaudited)	512,996	$5	-	$-	3,189,503	$32	670,904	$7	3,000,000	$30	228,880,695	$2,289	$15,240,106	$(15,193,315)	$49,154

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2023, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 21, 2023. The results of operations for the three and nine months ended June 30, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2024.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on June 30, 2024.

Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at June 30, 2024.

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

The Company provided $72,665 and $63,665 allowances for doubtful accounts as of June 30, 2024, and September 30, 2023, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $51,000 and $38,250 at June 30, 2024 and September 30, 2023, respectively. Prepaid expenses totaled $71,523 and $68,522 at June 30, 2024 and September 30, 2023, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

INTANGIBLE ASSETS

The Company’s intangible assets consist of fees paid to outside consulting services and employees that are assisting us in obtaining FedRAMP certification. At June 30, 2024, the Company had intangible assets with a cost of approximately $248,618, with finite lives. The Company amortizes intangible assets with finite lives over the shorter of their estimated useful or legal life. The useful life is reevaluated for each reporting period. For the nine months ended June 30, 2024, no amortization expense was recorded due to the software not placed in service and still in the process of being completed.

The Company evaluates intangible assets with finite lives for impairment at least annually or when events or changes in circumstances indicate that an impairment may exist. The Company determined that none of its intangible assets were impaired during the nine months ended June 30, 2024.

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of June 30, 2024 and September 30, 2023, the Company had $129,161 and $118,140, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended June 30, 2024 and 2023, the Company had $2,000 and $2,000 respectively, in research and development costs.

For the nine months ended June 30, 2024 and 2023, the Company had $18,603 and $25,815 respectively, in research and development costs.

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

Under an agreement with the School District of Hillsborough County Florida, the District has approved an agreement with the Company whereby the Company will provide 500 units of its AudioMate AM360 Radio gateways to a third party, Centegix, which will be installing the gateways under their agreement with the School District. Centegix has paid the Company for the gateways in advance and the deposit is accounted for in deferred revenue. As of June 30, 2024, the Company delivered 250 units of its AudioMate AM360 Radio gatewayws and recognized hardware and sales revenue of $250,000. The estimated completion date for the project is August 31, 2024.

As of June 30, 2024 and September 30, 2023, respectively, the Company recorded $1,479,678 and $1,177,680, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	June 30, 2024	June 30, 2023
Licensing of ReadyOp Software	$702,446	$527,074
Hardware Sales and Consulting	302,604	33,300
Total	$1,005,050	$560,374

	For the nine months ended
	June 30, 2024	June 30, 2023
Licensing of ReadyOp Software	$1,842,411	$1,480,287
Hardware Sales and Consulting	340,699	97,405
Total	$2,183,110	$1,577,692

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the nine months ended June 30, 2024 and year ended September 30, 2023:

	For the nine months ended June 30, 2024	For the year ended September 30, 2023
Beginning balance	$1,177,680	$1,125,511
Additions to deferred liability (1)	2,183,110	2,184,124
Deductions to deferred liability (2)	(1,881,112)	(2,131,955)
Ending balance	$1,479,678	$1,177,680

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

As of June 30, 2024 and 2023, we had no options and warrants outstanding.

As of June 30, 2024 and 2023, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2024 and 2023, we had 3,133,503 shares of Series C Convertible Preferred stock outstanding which are convertible into 15,947,515 and shares of common stock.

As of June 30, 2024 and 2023, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2024 and 2023, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Net income (loss) attributable to common stockholders for the period	$74,625	$(1,611)

Weighted average number of shares outstanding	229,160,695	228,826,849

Basic earnings per share	$0.00	$0.00

	For the nine months ended June 30, 2024	For the nine months ended June 30, 2023
Net (loss) income attributable to common stockholders for the period	$(6,373)	$69,839

Weighted average number of shares outstanding	229,160,695	228,745,310

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Net income (loss) attributable to common stockholders for the period	$74,625	$(1,611)
Add: Preferred stock dividends	10,231	10,231

Adjusted net income	$84,856	$8,620

Weighted average number of shares outstanding	229,160,695	228,826,849
Add: Shares issued upon conversion of preferred stock	370,321,635	370,601,635
Weighted average number of common and common equivalent shares	599,482,330	599,428,484

Diluted earnings per share	$0.00	$0.00

	For the nine months ended June 30, 2024	For the nine months ended June 30, 2023
Net (loss) income attributable to common stockholders for the period	$(6,373)	$69,839
Add: Preferred stock dividends	30,805	30,694

Adjusted net income	$24,432	$100,533

Weighted average number of shares outstanding	229,160,695	228,745,310
Add: Shares issued upon conversion of preferred stock	370,321,635	370,601,635
Weighted average number of common and common equivalent shares	599,482,330	599,346,945

Diluted earnings per share	$0.00	$0.00

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

As of June 30, 2024 and September 30, 2023, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the three and nine months ended June 30, 2024 and year ended September 30, 2023, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2024 and September 30, 2023, respectively.

At June 30, 2024 inventory was $129,910 of raw materials and finished goods.

At September 30, 2023, inventory was $21,913 of raw materials and finished goods.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $94,974 and $46,693 during the three months ended June 30, 2024 and 2023, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $157,266 and $77,460 during the nine months ended June 30, 2024 and 2023, respectively.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Assets

Operating lease -right-of-use assets-non-current	$11,966	$29,914

Liabilities

Operating lease liability	$12,885	$31,087

Weighted-average remaining lease term (years)	1.00	1.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amorization on right-of-use operating lease asset	$17,949	$17,949
Lease liability expense in connection with obligation repayment	1,389	2,429
Total operating lease costs	$19,338	$20,378

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$19,590	$19,206
Right-of-use asset obtained in exchange for new operating lease liability	$-	$47,863

At June 30, 2024, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2024:

2024 (6 Months)	$6,594
2025	6,594
Total undiscounted cash flows	13,188
Less: amount representing interest	(303)
Present value of operating lease liability	12,885
Less: current portion of operation lease liability	(12,885)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At June 30, 2024 and September 30, 2023, property and equipment, net, is as follows:

	For the nine months ended June 30, 2024	For the year ended September 30, 2023
Office Equipment	$56,509	$28,040
Less: Accumulated Depreciation	(16,654)	(11,514)
Total Property and Equipment, net	$39,855	$16,526

Depreciation expense for the three months ended June 30, 2024 and 2023, was $2,293 and $1,332, respectively.

Depreciation expenses for the nine months ended June 30, 2024 and 2023, was $5,140 and $3,694, respectively.

At June 30, 2024 and September 30, 2023, intangible assets, net, is as follows:

	For the nine months ended June 30, 2024	For the year ended September 30, 2023
Intangible Assets	142,089	44,373
Total Intangible Assets, net	$142,089	$44,373

Amortization expense for the three and nine months ended June 30, 2024 and 2023, was $0 and $0, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of June 30, 2024 and September 30, 2023, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $236,463 and $205,658, respectively and $30,805 for the nine months ended June 30, 2024.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Rent expense incurred during the three months ended June 30, 2024 and 2023 was $0 and $0, respectively (See Note 6).

Rent expense incurred during the nine months ended June 30, 2024 and 2023 was $0 and $2,343, respectively (See Note 6).

During the three months ended June 30, 2024 and 2023, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

During the nine months ended June 30, 2024 and 2023, the Company paid $30,000 and $27,000, respectively, to a related party consultant.

As of June 30, 2024, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders. The advance was related to certain expenses paid on VoiceInterop behalf by the Company. The amount is included in due from related party on the consolidated balance sheet. The amount is due on September 30, 2024, and bears interest at 5% effective October 1, 2023. As of June 30, 2024, the Company recorded $4,860 in interest receivable – related party.

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

Rent expense incurred during the three months ended June 30, 2024 and 2023 was $8,536 and $6,793, respectively.

Rent expense incurred during the nine months ended June 30, 2024 and 2023 was $21,266 and $19,944, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended June 30, 2024, one customer accounted for 27% of the Company’s revenues.

For the nine months ended June 30, 2024, two customer accounted for 22.95% of the Company’s revenues.

For the nine months ended June 30, 2023, one customer accounted for 17.23% of the Company’s revenues.

As of June 30, 2024, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2023, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of June 30, 2024, one customer accounted for more than 16.90% of the Company’s total outstanding deferred revenue.

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

In the event the Company proposes to sell any Equity Securities, then USFRF will have the right to purchase 5% of the securities issued in such offering on the same terms and conditions are offered to other purchasers in such financing. As of June 30, 2024 and 2023, the Company has recorded $12,010 and $7,640 for the minimum royalty for the fiscal year ended 2024 and 2023.

NOTE 7 – EXTINGUISHMENT OF LIABILITIES

During the nine months ended June 30, 2024, the Company recorded a gain on extinguishment of liabilities $44,052 related to amounts due to vendors.

NOTE 8 – SUBSEQUENT EVENT

On August 1, 2024, the Company announced that it had completed the acquisition of the assets, client list, and employee group of Alastar, Inc. (“Alastar”), a company formerly owned jointly by Advanced Technology International and the South Carolina Research Authority, a South Carolina nonprofit corporation. Through this transaction, the Compnay acquired all intellectual properties, trademarks, software platforms, and other assets of Alastar, along with its clients and employee group. The immediate financial impact on the Company will be an increase in revenue and cash, which will be offset by an increase in deferred revenue. No liabilities of Alastar were assumed by the Company.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Revenue

Revenues increased 79.35% to $1,005,050 for the three months ended June 30, 2024 as compared to $560,374 for the three months ended June 30, 2023. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $527,074 in 2023 to $702,446 in 2024. In addition, Sales of ReadyOp hardware products increased from $15,200 in 2023 to $288,204 in 2024. Consulting fees and related income decreased from $18,100 in 2023 to $14,400 in 2024 due to less training activity.

Cost of Revenue

Cost of revenues increased to $319,728 for the three months ended June 30, 2024 as compared to $132,312 for the three months ended June 30, 2023. Gross profits were $685,322 and $428,062 for the three months ended June 30, 2024 and 2023, respectively. The primary reason for the increase was due to an increase in ReadyOp hardware product sales.

Operating Expenses

Operating expenses increased 44.41% to $606,721 for the three months ended June 30, 2024 compared to $420,128 for the three months ended June 30, 2023. The increase was primarily due increases in administrative expense and selling expenses. Administrative expenses increased by $168,592 or 47.64% as a result of an increase in consulting expenses and employee salaries, due to new hires. For the three months ended June 30, 2024, selling expenses were $79,913 compared to $62,873 for the three months ended June 30, 2023, due to an increase in advertising and travel expenses in connection with trade show appearances. Research and development expenses were $2,000 for the three months ended June 30, 2024, as compared to $2,000 for the three months ended June 30, 2023.

Other Income/(Expenses)

The Company’s other income increased by $5,569 from other income of $686 during the three months ended June 30, 2023, as compared to $6,255 for the three months ended June 30, 2024. This increase was an increase in interest income on note receivable due from a related party and interest income on treasury bill investments.

Income before Income Taxes

The Company’s income before income taxes was $84,856, during the three months ended June 30, 2024, as compared to income of $8,620 for the three months ended June 30, 2023. The increase was primarily due to an increase in cost of revenues, administrative and selling expenses, and offset by an increase in sales of ReadyOp licenses and hardware. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders was $74,625 for the three months ended June 30, 2024 as compared to a net loss of $1,611 for the three months ended June 30, 2023. The increase was primarily due to an increase in sales of ReadyOp licenses and hardware and offset by an increase in cost of revenues, administrative and selling expenses. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

FOR THE NINE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2023

Revenue

Revenues increased 38.37% to $2,183,110 for the nine months ended June 30, 2024 as compared to $1,577,692 for the nine months ended June 30, 2023. The primary reason for the increase was due to an increase in revenue from the ReadyOp platform from $1,480,287 in 2023 to $1,842,411 in 2024. Sales of ReadyOp hardware products increased from $37,325 in 2023 to $326,299 in 2024. Consulting fees and related income decreased from $60.080 in 2023 to $14,400 in 2024 due to less training activity.

Cost of Revenue

Cost of revenues increased to $592,975 for the nine months ended June 30, 2024 as compared to $324,363 for the nine months ended June 30, 2023. Gross profits were $1,590,135 and $1,253,329 for the nine months ended June 30, 2024 and 2023, respectively. The primary reason for the increase was due to an increase in ReadyOp hardware product sales.

Operating Expenses

Operating expenses increased 41.14% to $1,629,714 for the nine months ended June 30, 2024 compared to $1,154,709 for the nine months ended June 30, 2023. The increase was primarily due to increases in administrative and selling expenses. General and Administrative expenses increased by $417,230 or 42.98% as a result of an increase in consulting expenses and employee salaries, due to new hires. For the nine months ended June 30, 2024, selling expenses were $218,062 compared to $154,521 for the nine months ended June 30, 2024 due to an increase allowance for credit losses and advertising and travel expenses in connection with trade show appearances. Research and development expenses were $18,603 for the nine months ended June 30, 2024, as compared to $25,815 for the nine months ended June 30, 2023. This decrease was primarily indirect research and development costs.

Other Income/(Expenses)

The Company’s other income increased by $62,098 from other income of $1,913 during the nine months ended June 30, 2023, as compared to $64,011 for the nine months ended June 30, 2024. This increase was an increase in interest income on a note receivable due from a related party, interest income on treasury bill investments and extinguishment of liabilities of $44,052.

Income before Income Taxes

The Company’s income before income taxes was $24,432, during the nine months ended June 30, 2024, as compared to income of $100,533 for the nine months ended June 30, 2023. The increase was primarily due to an increase in cost of revenues, administrative and selling expenses, and offset by an increase in sales of ReadyOp licenses and hardware and extinguishment of liabilities. The increased costs were partially due to an increase in the costs of hardware sold and administrative expenses due to increased salaries for new employee hires.

Net Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $6,373 for the nine months ended June 30, 2024 as compared to a net income of $69,839 for the nine months ended June 30, 2023. The decrease was primarily due to an increase in sales of ReadyOp licenses and hardware and offset by an increase in cost of revenues, administrative and selling expenses. The increased costs were partially due to an increase in the costs of the hardware sold and administrative expenses due to salaries.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2024, net cash provided by operations of $398,421 was the result of a net income of $24,432, depreciation expense of $5,140, amortization of operating lease of $17,948, extinguishment of liabilities of $44,052, increase in provision for credit losses of $9,000, increase in prepaid expenses of $5,137, a decrease in accounts receivable of $129,880, an increase in inventory of $107,997 . These were offset by an increase in accounts payable of $85,411 and an increase in deferred revenue of $301,988.

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

Net cash used in investing activities was $126,185 and $6,435 for the nine months ended June 30, 2024 and 2023, respectively, which was for the purchase of intangible and fixed assets.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2023 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

.

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

August 13, 2024

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer

-16-