Form 10-K
period 2024-09-30
Cleartronic, Inc.
filed 2025-03-21
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________

Commission File No. 000-55329

CLEARTRONIC, INC. (Exact name of registrant as specified in its charter)

Florida	65-0958798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28050 US Highway 19 N, Ste 310 Clearwater, Florida	33761
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2024 (based on the closing sale price of $00105 per share of the registrant’s common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $2,407,004. The stock price of $0.0105 at September 30, 2024, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 20, 2025, the registrant had outstanding 229,160,695 shares of common stock, par value $0.00001 per share.

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

On August 1, 2024, the Company acquired a group of similar assets from Alastar, Inc. (“Alastar”) for $50,000. This asset group consisted of cash, prepaids and other current assets, as well as intellectual property including trademarks, software platforms, and a client list. The client list was the only asset ascribed value which was deemed to have continuing value to the Company. The Company has classified this client list as an intangible asset, which will be amortized over 5 years. It is planned that all operations and marketing of the Alastar platform will be conducted in the ReadyOp Communications subsidiary in conjunction with the current ReadyOp and ReadyMed activities.

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

The Company paid USFRF a License Issue Fee of $8,000 and $6,000 as reimbursement of expenses associated with the filing of the Licensed Patent for the year ended September 30, 2024 and September 30, 2023, respectively. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

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

The ReadyOp platform is a Cloud Service Offering (CSO) that is being used by several agencies of the federal government. In order to expand the usage by additional federal government agencies the Company is in the process of obtaining a FedRAMP Authorization. FedRAMP provides a standardized security framework for all cloud products and services that is recognized by all executive branch federal agencies. As a Cloud Service Provider or CSP the Company only needs to go through the FedRAMP Authorization process once for each CSO and perform continuous monitoring, with all agencies reviewing the same continuous monitoring deliverables, creating efficiencies across the government. The Company commenced the FedRamp certification process in 2023 and expects to have completed the certification by mid 2025.

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

Competition

We are not aware of any direct competitors for ReadyOp, ReadyMed or the Alastar platform that offer the same combinations of capabilities and function. However, there are similar programs being marketed that appear similar and are sometimes confused with ReadyOp such as WebEOC and Everbridge. ReadyOp provides different capabilities and is priced lower than both of these and in fact, has several clients that use one or even both of these programs in addition to ReadyOp. We may have increased competition in the future. We continue to develop and enhance the ReadyOp/ReadyMed platforms and to integrate the Alastar platform capabilities into ReadyOp to improve the value and increase the potential market size and growth of our client clientele.

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

Sales and Marketing

The ReadyOp/ReadyMed platform is currently marketed through a combination of inside salespersons and outside sales groups. We intend to expand the use of commissioned sales groups and individual sales representatives to market and sell our programs and gateways. We will also begin to offer the Alastar platform as an operational capability for current and prospective clients.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024. Effective January 1, 2025, the Company has a month-to-month lease (See Note 6).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTCPINK under the symbol “CLRI.” The last price of our common stock as reported on the pink tier of OTC Markets on September 30, 2024 was $0.0105 per share.

As of September 30, 2024 we were authorized to issue 5,000,000,000 shares of our common stock, of which 229,160,695 shares were outstanding. Our shares of common stock are held by approximately 218 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Cleartronic has designated 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 7,317,403 shares are issued or outstanding. There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2024 and 2023, the cumulative arrearage of undeclared dividends totaled $247,329 and $206,181, respectively.

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

Results of Operations

YEAR ENDED SEPTEMBER 30, 2024 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2023

Revenue

Revenues increased 46.63% to $3,126,148 for the year ended September 30, 2024 as compared to $2,131,955 for the year ended September 30, 2023. The primary reason for the increase was an increase in revenue from the ReadyOp platform from $2,022,550 in 2023 to $2,414,949 in 2024. There was also an increase in sales of ReadyOp hardware products from $49,674 in 2023 to $671,999 in 2024. Consulting fees and related income decreased from $59,731 in 2023 to $39,200 in 2024 due to a decrease in training activity.

Cost of Revenue

Cost of revenues increased to $866,402 for the year ended September 30, 2024 as compared to $435,529 for the year ended September 30, 2023. Gross profits were $2,259,746 and $1,696,426 for the years ended September 30, 2024 and September 30, 2023, respectively. Gross profit margins decreased to 72.29% for the year ended September 30, 2024 from 79.57% for the year ended September 30, 2023.

Operating Expenses

Operating expenses increased 55.88% to $2,560,333 for the year ended September 30, 2024 compared to $1,642,477 for the year ended September 30, 2023. The increase was primarily due to administrative expenses, research and development expenses, and selling expenses. General and administrative expenses increased by $770,159 or 59.06% as a result of the increase in general business expenses, impairment loss, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions and employee holiday bonuses paid during the year.

For the year ended September 30, 2024, selling expenses were $287,676 compared to $306,132 for the year ended September 30, 2023. This decrease was primarily due to bad debt expense, and slight offset by an increase in advertising and travel expenses as the Company increased its sales and marketing efforts.

Research and development expenses were $189,022 for the year ended September 30, 2024, as compared to $27,314 for the year ended September 30, 2023. This increase was primarily due to research and development expenses and Company’s fees paid to outside consulting services that are assisting us in obtaining FedRAMP certification. For the year ended September 30, 2024, $166,419 was paid in connection with FedRamp certification.

Other Income/(Expenses)

The Company’s other income increased by $25,855 from other income of $28,462 during the year ended September 30, 2024 as compared to $2,607 in other income for the year ended September 30, 2023. This increase was an increase in interest income on treasury bill investments and related party interest - receivable of $44,412 and extinguishment of liabilities of $42,941 and offset by a write off of note and interest receivable - related party of $58,891

Income before Income Taxes

The Company’s loss before income taxes was $272,125, during the year ended September 30, 2024, as compared to income of $56,556 income before income taxes for the year ended September 30, 2023. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $313,273 for the year ended September 30, 2024 as compared to a net income of $15,518 for the year ended September 30, 2023. The decrease was primarily due to an increase in administrative expenses and research and development expenses and offset by an increase in sales of ReadyOp licenses and a prior period adjustment, see Note 2. The increased costs were partially due to addition of new employees associated and costs associated FedRAMP certification . The preferred stock dividends remained consistent.

Liquidity and Capital Resources

For the year ended September 30, 2024, net cash provided in operations of $414,901 was the result of a net loss of $272,125, depreciation and amortization expense of $9,496, amortization of operating lease of $23,931, gain on extinguishment of liabilities of $ 42,941, provision of bad debt of $20,000, impairment of intangible assets of $44,373, note and interest receivable - related party write off of $58,891, an increase in accounts payable of $78,972, an increase in inventory of $19,619. These were offset by a decrease in accounts receivable of $359,404, an increase in prepaid expenses of $16,539 and an increase in deferred revenue of $195,645.

For the year ended September 30, 2023, net cash provided in operations of $99,595 was the result of a net income of $56,556, depreciation and amortization expense of $5,051, amortization of operating lease of $17,949, provision of bad debt of $97,994, an increase in accounts payable of $10,640, and a decrease in inventory of $816. These were offset by an increase in accounts receivable of $105,537, an increase in prepaid expenses of $17,635 and an increase in deferred revenue of $52,169.

Net cash used in investing activities was $482,135 for the year ended September 30, 2024 which was for the purchase of fixed assets of $32,135, and intangible asset - client list of $50,000.

Net cash used in investing activities was $50,807 for the year ended September 30, 2023 which was for the purchase of fixed assets of $6,434, and intangible assets of $44,373.

Critical Accounting Policies and Estimates

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

The Company provided $60,665 and $63,665 allowances for doubtful accounts as of September 30, 2024, and September 30, 2023, respectively.

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

IMPAIREMENT OF LONG-LIVED ASSETS

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

INTANGIBLE ASSETS

We account for our goodwill and other indefinite-lived intangible assets as required by FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We test goodwill for impairment at the reporting unit level and have concluded that our reporting units are generally the same as our reportable segments. We evaluate the determination of our reporting units periodically or whenever events or substantive changes in circumstances occur. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).

In 2024, the Company conducted an impairment assessment in accordance with ASC 350-30-35 and determined that all previously capitalized amounts related to costs that are no longer deemed recoverable. As a result, the Company recognized an impairment loss of $44,373.

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

As of September 30, 2024 and September 30, 2023, respectively, the Company recorded $1,373,325 and $1,177,680, respectively, in deferred revenue.

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

As of September 30, 2024 and September 30, 2023, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the years ended September 30, 2024 and September 30, 2023, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because we are a small company with a limited number of employees, there is an inherent issue of segregation of duties as experienced by all small companies. Our independent outside financial consultant assists us with our bookkeeping and reporting requirements and is segregated from our operations and management.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of September 30, 2024.

Material weakness identified:

●	The Company recognizes that due to its limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process. Management continues to evaluate opportunities to enhance internal controls to mitigate these challenges.

●	The Company's internal control processes did not identify certain journal entries, which were subsequently brought to management’s attention by the external auditor. All proposed adjustments were recorded. Management is reviewing its processes to strengthen controls and ensure greater accuracy moving forward.

●	The Company acknowledges that its accounting team would benefit from additional technical expertise with respect to certain US GAAP matters. Management is exploring options to address these technical requirements, including external support..

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2024 assessment of the effectiveness of our internal control over financial reporting by improving our segregation of duties and level of supervision.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	64	Chairman and Director	2016
Michael M. Moore	69	Chief Executive Officer and Director	2015
Larry M. Reid	80	President, Chief Financial Officer, Secretary and Director	1999

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

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Cleartronic, Inc., at 28050 US Hwy 19N, Clearwarter, Florida 33761, Attention: Corporate Secretary.

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2024, and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Larry M. Reid (1)	2023	104,000	400	-0-	-0-	-0-	-0-	-0-	104,400
	2024	109,000	10,250	-0-	-0-	-0-	-0-	-0-	119,250
Michael Moore (2)	2023	220,000	3,100	-0-	-0-	-0-	-0-	-0-	223,100
	2024	241,077	58,300	-0-	-0-	-0-	-0-	1,974(3)	301,351

(1) Mr. Reid is our Chief Financial Officer, Secretary, and a director.

(2) Mr. Moore is our CEO and a director.

(3) The amount reported under “All Other Compensation” for the fiscal year ended September 30, 2024, includes $1,974 of 401(k) contributions paid on behalf of Mr. Moore for the fiscal year ended 2024.

Outstanding Equity Awards at Fiscal Year-End

Our Executive Officers have not received any equity awards for the years ended September 30, 2024 and 2022.

Director Compensation

Our Directors have not received compensation for the years September 30, 2024 and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of the date of this report by:

●	Each person who owns beneficially outstanding shares of our preferred stock;
●	Each director;
●	Each named executive officer; and
●	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Larry M. Reid (3)	5,016,325	2.19%	511,225	5.93%
Michael Moore (4)	5,702,988	2.50%	3,000,000	34.18%
Richard J. Martin	1,868,202	0.82%	1,582,966	18.37%
All directors and officers as a group (one person)	12,587,515	5.51%	5,094,199	58.48%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Cleartronic, Inc., at 28050 US Hwy 19N, Clearwater, Florida 33761. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Change in Audit Firms

On February 16 , 2024, Assurance resigned as the independent auditors of Cleartronic, Inc., a company incorporated under the laws of the State of Florida (the “Company”). The Company’s Board of Directors accepted Assurance’s resignation on February 16, 2024.

The reports of Assurance on the financial statements of the Company as of and for the fiscal year ended September 30, 2024 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal years and the subsequent interim period through February 16, 2024, there were no disagreements with Assurance on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Assiramce. would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company’s most recent fiscal years and the subsequent period through February 16, 2024, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Assurance with a copy of the foregoing disclosure and requested Assurance to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter furnished by Assurance is filed as Exhibit 16.1 to the form 8-K filed by the Company.

On February 19, 2024 the Board of Directors of the Company approved the engagement of M&KCPAS, LLC (“M&K”) as the Company’s independent registered public accounting firm for the audit of the Company’s annual report on Form 10-K for the year ended September 30, 2024.

Audit Fees

The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2023, was $50,000.

The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2024, was $38,000.

The aggregate fees billed by M&K CPAs, for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2024, was $45,300.

Audit Related Fees

None

Tax Fees

The aggregate tax fees billed by Webb CPA, P.A. professional services rendered for tax services for the fiscal year ended September 30, 2024 and 2023 was $1,500 and $1,500, respectively.

All Other Fees

There were no other fees billed by M&K CPAS, LLC (“M&K”) for professional services rendered during the fiscal year ended September 30, 2024, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Assurance Dimensions (“Assurance”) for professional services rendered during the fiscal year ended September 30, 2024, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Assurance for professional services rendered during the fiscal years ended September 30, 2024 and 2023, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed as exhibit 3.01 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.2**	Articles of Amendment to Articles of Incorporation filed March 12, 2001, filed as exhibit 3.02 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.3**	Articles of Amendment to Articles of Incorporation filed October 4, 2004, filed as exhibit 3.03 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.4**	Articles of Amendment to Articles of Incorporation filed March 31, 2005, filed as exhibit 3.04 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant’s registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.
3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant’s Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant’s Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on October 5, 2012, Commission File Number 333-135585.
3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant’s Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant’s Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant’s Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.2**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329
10.3**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant’s Form 8-K on March 18, 2015, Commission File Number 000-55329
10.4**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.5**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.6**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.7**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant’s Form 10-K on January 13, 2016, Commission File 000-55329.
10.8**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.
10.9**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
10.10**	Promissory Note dated September 27, 2017 in the amount of $35,000 issued to Richard Martin.
10.11**	Promissory Note dated October 12, 2017 in the amount of $15,000 issued to Richard Martin
10.12**	Installment Note dated September 30, 2019 in the amount of $75,279 issued to Richard Martin
10.13**	Lease Agreement dated December 1, 2018 , between BGNP Associates, LLC and VoiceInterop, Inc.
10.14**	Promissory Note dated December 2, 2019 in the amount of $50,000 issued to Mr. John F. Marek.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	XBRL Instance Document (XBRL tags are embedded within the Inline iXBRL document)

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: March 21, 2025

By /s/ Michael M. Moore

 Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

 Larry M. Reid, Chief Financial Officer and

 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2025

By /s/ Michael M. Moore

 Michael M. Moore, Chief Executive Officer

By /s/ Larry M. Reid

 Larry M. Reid, Chief Financial Officer and

 Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

To the Board of Directors and Stockholders of Cleartronic, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. (the Company) as of September 30, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Cleartronic, Inc. as of September 30, 2023 were audited by other auditors whose report dated December 21, 2023 expressed an unqualified opinion on those statements.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Intangibles and Other Assets

As discussed in Note 2 to the consolidated financial statements, the Company capitalizes intangible assets related to software improvements for the FedRamp system qualification and for an asset acquisition of a customer list.

Auditing management’s evaluation of the value and impairment consideration of these intangible assets can be a significant judgement given the fact that the Company uses managements estimates on future revenues, which are difficult to substantiate.

To evaluate the appropriateness of management’s forecasts, we evaluated the key factors and assumptions used by management as well as the historical trends in revenue and customer trends in determining that they are reasonable in relation to the financial statements taken as a whole.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5036)

To the Board of Directors and Stockholders of Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cleartronic, Inc. (the Company) as of September 30, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flow for the year ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Margate, Florida

December 21, 2023

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2024	September 30, 2023
Current assets:
Cash and cash equivalents	$849,727	$516,955
Accounts receivable, net of an allowance for credit losses of $60,665 as of September 30, 2024 and $63,665 as of September 30, 2023	230,686	545,573
Inventory	41,532	21,913
Prepaid expenses and other current assets	82,196	68,522
Interest receivable - related party	-	2,724
Total current assets	1,204,141	1,155,687

Property and Equipment, net	40,832	16,526
Intangible Assets, net	-	44,373
Intangible Asset - customer list, net	48,333	-

Operating lease - right-of-use asset	5,983	29,914

Other assets:
Due from related party	-	53,302
Total other assets	-	53,302
Total assets	$1,299,289	$1,299,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)
Current liabilities:
Accounts payable and accrued expenses	$121,889	$85,858
Deferred revenue, current portion	1,373,325	1,105,580
Operating lease liability	6,506	24,580
Total current liabilities	1,501,720	1,216,018

Long term liabilities:
Deferred revenue, net of current portion	-	72,100
Operating lease liability - long term	-	6,507
Total long term liabilities	-	78,607

Total liabilities	1,501,720	1,294,625

Commitments and Contingencies (See Note 6)

Stockholders’ equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,444,900)	(15,237,292)
Total stockholders' deficit (equity)	(202,431)	5,177
Total liabilities and stockholders' deficit (equity)	$1,299,289	$1,299,802

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2024	For the Year Ended September 30, 2023
Revenue	$3,126,148	$2,131,955
Cost of Revenue	866,402	435,529
Gross Profit	2,259,746	1,696,426

Operating Expenses:
Selling expenses	287,676	306,132
Administrative expenses	2,074,139	1,303,980
Depreciation and amortization expense	9,496	5,051
Research and development	189,022	27,314
Total Operating Expenses	2,560,333	1,642,477

Gain on the settlement of accounts payable	42,941	-
Note and interest receivable - related party write off	(58,891)	-
Interest income/expense, net	44,412	2,607
Total Other Income/(Expenses)	28,462	2,607

(Loss) income before income taxes	(272,125)	56,556

Provision for income taxes from continuing operations	-	-

Net (Loss) income	(272,125)	56,556

Preferred stock dividends Series A Preferred	(41,148)	(41,038)

Net (loss) income attributable to common stockholders	$(313,273)	$15,518

Net (loss) income per common share - basic	$(0.00)	$0.00

Net (loss) income per common share - diluted	$(0.00)	$0.00

Weighted Average of number of shares outstanding - basic	229,160,695	228,786,339

Weighted Average of number of shares outstanding - diluted	229,160,695	599,107,974

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year	For the Year
	Ended	Ended
	September 30, 2024	September 30, 2023
NET (LOSS) INCOME	$(272,125)	$56,556
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,496	5,051
Amortization of operating lease - right-of-use asset	23,931	17,949
Gain on the settlement of accounts payable	(42,941)	-
Provision for credit losses	20,000	97,994
Impairment of intangible asset	44,373	-
(Increase) decrease in liabilities:
Note and interest receivable - related party write off	58,891	-
Accounts receivable	359,404	(105,537)
Inventory	(19,619)	(816)
Prepaid expenses and other current assets	(16,539)	(17,635)
(Increase) decrease in liabilities:
Accounts payable	78,972	10,640
Deferred revenue	195,645	52,169
Operating lease liability	(24,581)	(16,776)
Net Cash Provided by Operating Activities	414,907	99,595

Cash Flows From Investing Activities
Purchase of fixed assets	(32,135)	(6,434)
Purchase of intangible assets	-	(44,373)
Purchase of intangible asset - customer list	(50,000)	-
Net Cash Used in Investing Activities	(82,135)	(50,807)

Cash Flows From Financing Activities	-	-

Net increase in cash	332,772	48,788

Cash at beginning of year	516,955	468,167

Cash at end of year	$849,727	$516,955

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$117
Cash paid for taxes	$-	$400

Supplemental disclosure of non-cash investing and financing activities:
Series C Convertible Preferred shares exchanged for common stock	$-	$10
Right-of-use asset obtained in exchange for operating lease liability	$-	$47,863
Prior Period Adjustment	$64,517	$-

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance at September 30, 2022	512,996	$5	-	$-	3,341,503	$34	670,904	$7	3,000,000	$30	228,120,695	$2,281	$15,240,112	$(15,293,848)	$(51,379)

Series C Convertible Preferred shares exchanged for common stock	-	-	-	-	(208,000)	(2)	-	-	-	-	1,040,000	10	(8)	-	-

Net income for the year ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	56,556	56,556

Balance at September 30, 2023	512,996	5	-	-	3,133,503	32	670,904	7	3,000,000	30	229,160,695	2,291	15,240,104	(15,237,292)	5,177

Prior period adjustment (See Note 2)	-	-	-	-	-	-	-	-	-	-	-	-	-	64,517	64,517

Net loss for the year ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(272,125)	(272,125)

Balance at September 30, 2024	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,444,900)	$(202,431)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

The Company’s fiscal year end is September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiary, ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated.

IMMATERIAL PRIOR PERIOD ADJUSTMENT

During the year ended September 30, 2024, the Company became aware that the consolidated financial statements for the year ended September 30, 2023, contained an immaterial understatement of $64,517 of both revenue and retained earnings.

The Company evaluated this prior period adjustment in accordance with SEC Staff Accounting Bulletin (“SAB”) 99, Materiality (ASC 250-10-S99) and based on its quantitative and qualitative analysis determined that this prior period adjustment was not material to the annual consolidated financial statements for the year ended September 30, 2023. Therefore, an amendment to the previously filed Form 10-K as of September 30, 2023, was not required.

Consequently, the Company elected to correct this prior period adjustment in the current year ended September 30, 2024. The cumulative impact of this adjustment had a net effect on retained earnings of $0. The Company recorded an adjustment of $64,517 to increase retained earnings with a corresponding reduction to revenues of $64,517, which has been reflected in the consolidated financial statements as of and for the year ended September 30. 2024.

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

Significant estimates include the assumptions used in valuation of deferred tax assets, estimated useful life of property and equipment, valuation of inventory, intangible assets and allowance for credit losses.

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

The Company has investments in Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on September 30, 2024.

Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at September 30, 2024.

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

The Company provided $60,665 and $63,665 allowances for doubtful accounts as of September 30, 2024, and September 30, 2023, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2024 and September 30, 2023, respectively.

At September 30, 2024 inventory was $41,532 of raw materials and finished goods.

At September 30, 2023, inventory was $21,913 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $38,250 and $38,250 at September 30, 2024 and September 30, 2023, respectively. Prepaid expenses totaled $82,196 and $68,522 at September 30, 2024 and September 30, 2023, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter or when the property and equipment is put into service.

IMPAIREMENT OF LONG-LIVED ASSETS

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.”

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairments recorded during the year ended September 30, 2024 and 2023, respectively.

INTANGIBLE ASSETS

We account for our goodwill and other indefinite-lived intangible assets as required by FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We test goodwill for impairment at the reporting unit level and have concluded that our reporting units are generally the same as our reportable segments. We evaluate the determination of our reporting units periodically or whenever events or substantive changes in circumstances occur. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).

For the years ended September 30, 2024 and 2023, no impairment losses were recognized.

INTANGIBLE ASSETS – FedRamp

In 2024, the Company conducted an impairment assessment in accordance with ASC 350-30-35 and determined that all previously capitalized amounts related to costs that are no longer deemed recoverable. As a result, the Company recognized an impairment loss of $44,373.

At September 30, 2024 and September 30, 2023, intangible assets, net, is as follows:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Intangible Assets	$44,373	$44,373
Less: Impairment Loss	(44,373)	-
Total Intangible Assets, net	$-	$44,373

ASSET PURCHASE - INTANGIBLE ASSET – CLIENT LIST

Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets. No goodwill is calculated in an asset acquisition.

On August 1, 2024, the Company acquired a group of similar assets from Alastar, Inc. (“Alastar”) for $50,000.

This asset group consisted of cash, prepaids and other current assets, as well as intellectual property including trademarks, software platforms, and a client list. The client list was the only asset ascribed value which was deemed to have continuing value to the Company. The Company has classified this client list as an intangible asset, which will be amortized over 5 years.

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At September 30, 2024 and September 30, 2023, intangible asset – client list, net, is as follows:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Intangible Assets – Customer Lists	$50,000	$-
Less: Accumulated Amortization	(1,667)	-
Total Intangible Assets, net	$48,333	$-

Amortization expense for the years ended September 30, 2024 and 2023, was $1,667 and $0, respectively.

Estimated future amortization expense for the years ended September 30,

2025	$10,000
2026	10,000
2027	10,000
2028	10,000
2029	8,300
$48,333

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of September 30, 2024 and September 30, 2023, the Company had $92,982 and $118,140, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

In accordance with ASC 730, the Company expenses, research and development costs as incurred. These costs primarily consist of fees paid for outside consulting services related to obtaining FedRAMP certification.

For the years ended September 30, 2024, and 2023, the Company incurred $189,022 and $27,314, respectively, in research and development expenses.

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

Under an agreement with the School District of Hillsborough County Florida, the District has approved an agreement with the Company whereby the Company will provide 500 units of its AudioMate AM360 Radio gateways to a third party, Centegix, which will be installing the gateway under their agreement with the School District. Centegix has paid the Company for the gateways in advance and the deposit is accounted for in deferred revenue. As of September 30, 2024, the Company delivered 500 units of its AudioMate AM360 Radio gatewayws and recognized hardware and sales revenue of $500,000.

As of September 30, 2024 and September 30, 2023, respectively, the Company recorded $1,373,325 and $1,177,680, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the years ended
	September 30, 2024	September 30, 2023
Licensing of ReadyOp Software	$2,414,949	$2,022,550
Hardware Sales and Consulting	711,999	109,405
Total	$3,126,148	$2,131,955

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the years ended September 30, 2024 and September 30, 2023:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Beginning balance	$1,177,680	$1,125,511
Additions to deferred liability (1)	3,321,793	2,184,124
Deductions to deferred liability (2)	(3,126,148)	(2,131,955)
Ending balance	$1,373,325	$1,177,680

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

As of September 30, 2024 and 2023, we had no options and warrants outstanding.

As of September 30, 2024 and 2023, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2024 and 2023, we had 3,133,503 shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 and shares of common stock.

As of September 30, 2024 and 2023, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of September 30, 2024 and 2023, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the years ended September 30, 2024 and 2023:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Net (loss) income attributable to common stockholders for the period	$(313,273)	$15,518

Weighted average number of shares outstanding	229,160,695	228,786,339

Basic earnings per share	$0.00	$0.00

The following table sets for the computation of diluted earnings per share:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Net (loss) income attributable to common stockholders for the period	$(313,273)	$15,518
Add: Preferred stock dividends	-	41,038

Adjusted net (loss) income	$(313,273)	$56,556

Weighted average number of shares outstanding	229,160,695	228,786,339
Add: Shares issued upon conversion of preferred stock	-	370,321,635
Weighted average number of common and common equivalent shares	229,160,695	599,107,974

Diluted earnings per share	$(0.00)	$0.00

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

As of September 30, 2024 and September 30, 2023, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the years ended September 30, 2024 and September 30, 2023, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $174,920 and $95,373 during year ended September 30, 2024 and 2023, respectively.

EMPLOYEE BENEFITS

The Company’s employees have access to a qualified 401(k)defined contribution plan.

The Company’s matching contributions expenditure under the plan was $14,965 and $0 during the year ended September 30, 2024 and 2023.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS

There are no recently adopted accounting pronouncements that had a material impact on the Company’s condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Assets

Operating lease -right-of-use assets-non-current	$5,983	$29,914

Liabilities

Operating lease liability	$6,506	$31,087

Weighted-average remaining lease term (years)	0.25	1.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$23,932	$17,949
Lease liability expense in connection with obligation repayment	1,604	2,429
Total operating lease costs	$25,536	$20,378

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$26,184	$19,206
Right-of-use asset obtained in exchange for new operating lease liability	$-	$47,863

At September 30, 2024, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2024:

2025	$6,594
Total undiscounted cash flows	6,594
Less: amount representing interest	88
Present value of operating lease liability	6,506
Less: current portion of operation lease liability	(6,506)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2024 and September 30, 2023, property and equipment, net, is as follows:

	For the year ended September 30, 2024	For the year ended September 30, 2023
Office Equipment	$60,175	$28,040
Less: Accumulated Depreciation	(19,343)	(11,514)
Total Property and Equipment, net	$40,832	$16,526

Depreciation expenses for the years ended September 30, 2024 and 2023, was $7,829 and $5,051, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of September 30, 2024 and September 30, 2023, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $247,329 and $206,181, respectively and $41,148 for the year ended September 30, 2024.

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

Preferred Stock Classification

The Company applies the guidance outlined in ASC 480, Distinguishing Liabilities from Equity, to determine the appropriate classification and measurement of preferred stock. Under ASC 480-10-25-4, financial instruments that embody an obligation to repurchase equity shares or require mandatory redemption at a fixed or determinable date must be classified as liabilities and measured at fair value.

Preferred shares that are conditionally redeemable—including those redeemable at the option of the holder or subject to redemption upon the occurrence of events outside the issuer’s control—are classified as temporary equity in accordance with ASC 480-10-S99-3A. Conversely, preferred shares that do not contain redemption provisions are appropriately classified as permanent equity.

None of the Company’s Series A, B, C, D, or E Preferred Stock contain any redemption rights, whether mandatory or conditional. Because no redemption provisions exist, these shares do not meet the criteria for liability classification under ASC 480-10-25-7. Furthermore, since redemption is not possible under any circumstances, the shares do not qualify as temporary equity under ASC 480-10-S99-3A. Accordingly, the preferred stock is properly classified as permanent equity.;

Since the Company has a stockholders' deficit, all issuances of Series A, B, C, D, and E Preferred Stock are presented as a component of stockholders’ deficit in the financial statements.

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

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of September 30, 2024 and 2023, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

Rent expense incurred during the years ended September 30, 2024 and 2023 was $0 and $22,722, respectively (See Note 6).

During the years ended September 30, 2024 and 2023, the Company paid $39,000 and $36,000, respectively, to a related party consultant.

As of September 30, 2024 and 2023, the Company owed $1,024 to the Company’s Chief Executive Officer for the Company’s operating expenses. The amount was repaid in October 2024.

As of September 30, 2024, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders. The advance was related to certain expenses paid on VoiceInterop behalf by the Company.

As of September 30, 2024, the Company recorded $5,589 in interest receivable - related party. In September 2024, the Company determined that it is probable the Company will not recover its loan principal and interest, accordingly, the Company a bad debt expense for uncollectible note receivable and interest receivable of $58,891 in connection therewith.

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

Obligation Under Operating Lease

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expires on December 31, 2024. On January 1, 2023, upon adoption of ASC 842, the Company will recognize right-to-use assets as operating leases and operating lease obligations. Effective January 1, 2025, the Company has a month-to-month lease.

On December 1, 2021, the Company signed a one year lease approximately 2,000 square feet for our principal offices in Boca Raton, Florida. The monthly rent is $2,200. The lease expired on November 30, 2023.

Rent expense incurred during the years ended September 30, 2024 and 2023 was $21,266 and $22,722, respectively.

Revenue and Accounts Receivable Concentration

For the year ended September 30, 2024, one customer accounted for 15.99% of the Company’s revenues.

For the year ended September 30, 2023, one customer accounted for 11.13% of the Company’s revenues.

As of September 30, 2024, one customer accounted for more than 12% of the Company’s total outstanding accounts receivable.

As of September 30, 2023, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of September 30, 2024, no customer accounted for more than 10% of the Company’s total outstanding deferred revenue.

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

NOTE 7 – EXTINGUISHMENT OF LIABILITIES

During the year ended September 30, 2024, the Company settled $44,052 of accounts payable with various vendors in exchange for $1,111, resulting in a gain on settlement of $42,941.

NOTE 8 - DEFERRED INCOME TAXES

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2024 and 2023.

The Company filed consolidated tax returns for the years ended September 30, 2024 and 2023, which are subject to examination by federal and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2024 and 2023. The Company’s U.S. federal income tax returns for tax years 2020 through 2024 are subject to examination by the Internal Revenue Service.

The Company calculates its deferred tax assets based upon its consolidated net operating loss (“NOL”) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2024 and 2023 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2024, the Company has an adjusted net operating loss carryforward of approximately $13,832,000 that expire through 2042. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits. Significant components of the Company’s net deferred income tax assets at September 30, 2024 and 2023, respectively are as follows:

	September 30, 2024	September 30, 2023
Depreciation	$2,407	$1,750
Allowance for credit losses	45,786	40,717
Net operating loss carryforward	3,505,693	3,449,013
Net deferred income tax asset	3,553,886	3,491,480
Less: valuation allowance	(3,553,886)	(3,491,480)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	September 30, 2024	September 30, 2023

Federal statutory taxes	$(54,003)	$11,224
State income taxes, net of federal benefit	(14,967)	3,111
Change in tax estimates	7,476	26,586
Less: Valuation allowance, non-deductible items	4,814	3,267
Change in valuation allowance	(56,680)	(44,188)
	$-0-	$-0-

	September 30, 2024	September 30, 2023

Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

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

