Form 10-Q
period 2024-12-31
Cleartronic, Inc.
filed 2025-04-10
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,160,695 shares as of April 9, 2025.

-i-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$685,013	$849,727
Accounts receivable, net of an allowance for credit losses of $60,665 as of December 31, 2024 and $60,665 as of September 30, 2024	300,705	230,686
Inventory	35,642	41,532
Prepaid expenses and other current assets	75,881	82,196
Total current assets	1,097,241	1,204,141

Property and Equipment, net	37,849	40,832
Intangible Asset - customer list, net	45,833	48,333

Operating lease - right-of-use asset	-	5,983
Total assets	$1,180,923	$1,299,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$98,495	$121,889
Deferred revenue	1,333,984	1,373,325
Operating lease liability	-	6,506
Total liabilities	1,432,479	1,501,720

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 512,996 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,494,025)	(15,444,900)
Total stockholders' deficit	(251,556)	(202,431)
Total liabilities and stockholders' deficit	$1,180,923	$1,299,289

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Revenue	$967,324	$606,047
Cost of Revenue	214,938	118,895
Gross Profit	752,386	487,152

Operating Expenses:
Selling expenses	53,089	96,971
Administrative expenses	747,734	405,998
Depreciation and amortization expense	5,483	1,357
Research and development	2,000	13,559
Total Operating Expenses	808,306	517,885

Gain on the settlement of accounts payable	-	44,052
Interest income/expense, net	6,795	4,348
Total Other Income/(Expenses)	6,795	48,400

Loss (Income) before income taxes	(49,125)	17,667

Provision for income taxes from continuing operations	-	-

Net (loss) income	(49,125)	17,667

Preferred stock dividends Series A Preferred	(10,343)	(10,343)

Net (loss) income attributable to common stockholders	$(59,468)	$7,324

Net (loss) income per common share - basic	$(0.00)	$0.00

Net (loss) income per common share - diluted	$(0.00)	$0.00

Weighted Average of number of shares outstanding - basic	229,160,695	229,160,695

Weighted Average of number of shares outstanding - diluted	229,160,695	599,482,330

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2024	December 31, 2023
NET (LOSS) INCOME	$(49,125)	$17,667
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,483	1,357
Amortization of operating lease - right-of-use asset	5,983	5,982
Extinguishment of liabilities	-	(44,052)
Provision for credit losses	-	29,000
Accounts receivable	(70,019)	40,008
Inventory	5,890	(5,733)
Prepaid expenses and other current assets	6,315	(17,756)
Increase (decrease) in liabilities:
Accounts payable	(23,394)	7,731
Deferred revenue	(39,341)	350,204
Operating lease liability	(6,506)	(5,820)
Net Cash (Used in) Provided by Operating Activities	(164,714)	378,588

Cash Flows From Investing Activities
Purchase of intangible assets	-	(77,018)
Net Cash Used in Investing Activities	-	(77,018)

Cash Flows From Financing Activities	-	-

Net increase in cash	(164,714)	301,570

Cash at beginning of period	849,727	516,955

Cash at end of period	$685,013	$818,525

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2024	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$15,444,900)	$(202,431)

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(49,125)	(49,125)

Balance at December 31, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,494,025)	$(251,556)

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

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

NOTE 1 - ORGANIZATION

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™, ReadyMed ™ and Alastar ™ platforms and the AudioMate IP gateways discussed below.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements contain the consolidated accounts of Cleartronic, Inc. and its subsidiary, ReadyOp Communications, Inc. All material intercompany transactions and balances have been eliminated.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2024, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2025. The results of operations for the three months ended December 31, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2025.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on December 31, 2024. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at December 31, 2024.

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

The Company provided $60,665 and $60,665 allowances for doubtful accounts as of December 31, 2024, and September 30, 2024, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2024 and September 30, 2024, respectively.

At December 31, 2024 inventory was $35,642 of raw materials and finished goods.

At September 30, 2024, inventory was $41,532 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $25,500 and $38,250 at December 31, 2024 and September 30, 2024, respectively. Prepaid expenses totaled $75,881 and $82,196 at December 31, 2024 and September 30, 2024, respectively.

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

There were no impairments recorded during the three months ended December 31, 2024 and 2023, respectively.

INTANGIBLE ASSETS – FedRamp

During the year ended September 30, 2024, the Company conducted an impairment assessment in accordance with ASC 350-30-35 and determined that all previously capitalized amounts associated with the Company’s expenses related to its FedRAMP certification are no longer deemed recoverable as described in ASC 350-30-35. As a result, the Company recognized an impairment loss of $44,373 for the year ended September 30, 2024.

At December 31, 2024 and September 30, 2024, intangible assets, net, is as follows:

	For the three months ended December 31, 2024	For the year ended September 30, 2024
Intangible Assets	$-	$44,373
Less: Impairment Loss	-	(44,373)
Total Intangible Assets, net	$-	$-

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At December 31, 2024 and September 30, 2024, intangible asset – client list, net, is as follows:

	For the three months ended December 31, 2024	For the year ended September 30, 2024
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(4,167)	(1,667)
Total Intangible Assets, net	$45,833	$48,333

Amortization expense for the three months ended December 31, 2024 and 2023, was $2,500 and $0, respectively.

Estimated future amortization expense for the three months ended December 31,

2025 (9 Months)	$7,500
2026	10,000
2027	10,000
2028	10,000
2029	8,333
$45,833

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of December 31, 2024 and September 30, 2024, the Company had $0 and $92,982, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended December 31, 2024 and 2023, the Company had $2,000 and $13,559 respectively, in research and development costs.

REVENUE RECOGNITION AND DEFERRED REVENUES

The Company revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606, Revenue from contract with customers. Revenue is recognized when the Company has transferred promised goods and services to the customer and in the amount that reflects the consideration to which the company expects to be entitled for the exchange for those goods and services. The Company applies the following five-step model to determine this amount:

i. Establishment of a contract with the customer;

ii. Identify the performance obligation of the contract;

iii. Determine transaction price

iv. Allocation of the transaction price to the performance obligations; and

v. Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through the sale of software licenses and integrated hardware. The portion of the contract that is associated with ongoing hosting and related customer service is amortized monthly over the license period. The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are included in prepaid expenses and other current assets on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Deferred subscriber acquisition costs are expensed as incurred on the date the revenue associated with the cost is recognized.

In transactions in which hardware is sold to a customer, the Company recognizes the revenue when the hardware has been shipped to the customer. The hardware supplied by the Company does not require a related software license and can be operated and fully functional without the Company’s software.

From time to time clients request special training meetings. We send employees to these meetings and charge our clients on a per diem basis. These charges are recorded as consulting fees in our income statement.

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

As of December 31, 2024 and September 30, 2024, respectively, the Company recorded $1,333,984 and $1,373,325, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	December 31, 2024	December 31, 2023
Licensing of ReadyOp Software	$851,301	$589,547
Hardware Sales and Consulting	116,023	16,500
Total	$967,324	$606,047

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the three months ended December 31, 2024 and year ended September 30, 2024:

	For the three months ended December 31, 2024	For the year ended September 30, 2024
Beginning balance	$1,373,325	$1,177,680
Additions to deferred liability (1)	927,983	3,321,793
Deductions to deferred liability (2)	(967,324)	(3,126,148)
Ending balance	$1,333,984	$1,373,325

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

As of December 31, 2024 and 2023, we had no options and warrants outstanding.

As of December 31, 2024 and 2023, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2024 and 2023, we had 3,133,503  shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 and  shares of common stock.

As of December 31, 2024 and 2023, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2024 and 2023, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three months ended December 31, 2024 and 2023:

	For the three months ended December 31, 2024	For the three months ended December 31, 2023
Net (loss) income attributable to common stockholders for the period	$(59,468)	$7,324

Weighted average number of shares outstanding	229,160,695	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended December 31, 2024	For the three months ended December 31, 2023
Net (loss) income attributable to common stockholders for the period	$(59,468)	$7,324
Add: Preferred stock dividends	-	10,343

Adjusted net (loss) income	$(59,468)	$17,667

Weighted average number of shares outstanding	229,160,695	229,160,695
Add: Shares issued upon conversion of preferred stock	-	370,321,635
Weighted average number of common and common equivalent shares	229,160,695	599,482,330

Diluted earnings per share	$(0.00)	$0.00

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

As of December 31, 2024 and September 30, 2024, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during  the three months ended December 31, 2024 and year ended September 30, 2024, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $31,540 and $22,584 during the three months ended December 31, 2024 and 2023, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.

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

SEGMENT REPORTING

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer, who manages and allocates resources to our operations on a consolidated basis. We operate as one segment, and ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed ™ platforms and the AudioMate IP gateways. Segment information is further described in Note 8.

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

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent was $2,134 in year one and increases to $2,198 in year two. The lease expired on December 31, 2024. Our current office space lease is month-to-month.

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Assets

Operating lease -right-of-use assets-non-current	$-	$5,983

Liabilities

Operating lease liability	$-	$6,506

Weighted-average remaining lease term (years)	-	0.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$5,983	$23,932
Lease liability expense in connection with obligation repayment	87	1,604
Total operating lease costs	$6,070	$25,536

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$6,594	$26,184
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At December 31, 2024, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2024:

2025	$-
Total undiscounted cash flows	-
Less: amount representing interest	-
Present value of operating lease liability	-
Less: current portion of operation lease liability	(-)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At December 31, 2024 and September 30, 2024, property and equipment, net, is as follows:

	For the three months ended December 31, 2024	For the year ended September 30, 2024
Office Equipment	$60,175	$60,175
Less: Accumulated Depreciation	(22,326)	(19,343)
Total Property and Equipment, net	$37,849	$40,832

Depreciation expense for the three months ended December 31, 2024 and 2023, was $2,983 and $1,357, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of December 31, 2024 and September 30, 2024, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $257,672 and $247,329, respectively and $10,343 for the three months ended December 31, 2024.

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

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of December 31, 2024 and 2023, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2024 and 2023, the Company paid $9,000 and $12,000, respectively, to a related party consultant.

As of September 30, 2024, the Company owed $1,024 to the Company's Chief Executive Officer for the Company's operating expenses. The amount was repaid in October 2024.

Prior to September 30, 2024, the Company advanced $53,302 to VoiceInterop, the Company’s former wholly owned subsidiary and now 96% owned by our shareholders. The advance was related to certain expenses paid on VoiceInterop behalf by the Company. As of September 30, 2024, the Company recorded $5,589 in interest receivable - related party.  In September 2024, the Company determined that it is probable the Company will not recover its loan principal and interest. Accordingly, the Company took a bad debt expense for uncollectible note receivable and interest receivable of $58,891 in connection therewith.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of the Company’s business activities. Cleartronic is not engaged in any litigation at the present time and management is unaware of any claims or complaints that could result in future litigation.

Obligation Under Operating Lease

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expired on December 31, 2024. On January 1, 2023, upon adoption of ASC 842, the Company will recognized right-to-use assets as operating leases and operating lease obligations. Effective January 1, 2025, the Company has a month-to-month lease.

Rent expense incurred during the three months ended December 31, 2024 and 2023 was $5,854 and $6,544, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended December 31, 2024, one customer accounted for 8.79% of the Company’s revenues.

For the three months ended December 31, 2023, one customer accounted for 12.72% of the Company’s revenues.

As of December 31, 2024, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2024, one customer accounted for more than 12% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of December 31, 2024, one customer accounted for 17% of the Company’s total outstanding deferred revenue.

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

The Agreement was effective April 25, 2017 and continues until the later of the date that no Licensed Patent remains a pending application or an enforceable patent or the date on which the Licensee’s obligation to pay royalties expires.

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

NOTE 8 - SEGMENT INFORMATION

We operate as one segment, and ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™, ReadyMed ™ and Alastar ™ platforms and the AudioMate IP gateways.

Our Chief Executive Officer, as the CODM, uses consolidated net loss to evaluate our expenditures and monitor budget versus actual results. The monitoring of budget versus actual results and cash on hand are used in assessing the performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of our operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

Significant expenses within net loss include general and administrative, professional fees, officers’ salary, research and development, and interest income, which are each separately presented on our consolidated statements of operations.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2023

Revenue

Revenues increased 59.61% to $967,324 for the three months ended December 31, 2024 as compared to $606,047 for the three months ended December 31, 2023. The primary reason for the increase was an increase in revenue from the ReadyOp platform and the addition of the Alastar platform from $589,547 in 2023 to $851,476 in 2024. There was also an increase in sales of ReadyOp hardware products from $16,500 in 2023 to $21,395 in 2024. Consulting fees and related income increased from $0 in 2023 to $94,453 in 2024 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased to $214,938 for the three months ended December 31, 2024 as compared to $118,895 for the three months ended December31, 2023. Gross profits were $752,386 and $487,152 for the three months ended December 31, 2024 and 2023, respectively.  The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and consulting activity.

Operating Expenses

Operating expenses increased 56.08% to $808,306 for the three months ended December 31, 2024 compared to $517,885 for the three months ended December 31, 2023. The increase was primarily due to administrative expenses, with a slight offset in research and development expenses, and selling expenses. General and administrative expenses increased by $341,736 or 84.17% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the three months.

For the three months ended December 31, 2024, selling expenses were $53,089 compared to $96,971 for the three months ended December 31, 2023. This decrease was primarily due to a decrease in advertising and travel expenses as the Company.

Research and development expenses were $2,000 for the three months ended December 31, 2024, as compared to $13,559 for the three months ended December 31, 2023. This decrease was primarily due to research and development expenses.

Other Income/(Expenses)

The Company's other income decreased by $41,605 from other income of $6,795 during the three months ended December 31, 2024 as compared to $48,400 in other income for the three months ended December 31, 2023. This decrease was due to a decrease in extinguishment of liabilities of $44,052 for the three months ended December 31, 2023 and an increase in interest income on treasury bill investments of $2,447for the year ended December 31, 2024.

(Loss) Income before Income Taxes

The Company’s loss before income taxes was $49,125, during the three months ended December 31, 2024, as compared to income of $17,667 income before income taxes for the three months ended December 31, 2023. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $59,468 for the three months ended December 31, 2024 as compared to a net income of $7,324 for the three months ended December 31, 2023. The decrease was primarily due to an increase in administrative expenses and offset by an increase in sales of ReadyOp licenses The increased costs were partially due to addition of new employees associated with Alastar and costs associated FedRAMP certification . The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2024, net cash used in operations of $164,714 was the result of a net loss of $49,125, depreciation and amortization expense of $5,483, amortization of operating lease of $5,983, an increase of accounts receivable of $70,019. These were offset by a decrease in accounts payable of $23,394, a decrease in deferred revenue of $39,341, a decrease in inventory of $5,890 and a decrease in prepaid expenses of $6,315.

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

Net cash used in investing activities was $0 and $77,018 for the three months ended December 31, 2024 and 2023, respectively, which was for the purchase of intangible assets.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2024 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the timeperiod specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process, management concluded that the Company’s disclosure controls and procedures are not effective as of such date. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.

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

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed as exhibit 3.01 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.2**	Articles of Amendment to Articles of Incorporation filed March 12, 2001, filed as exhibit 3.02 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.3**	Articles of Amendment to Articles of Incorporation filed October 4, 2004, filed as exhibit 3.03 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.4**	Articles of Amendment to Articles of Incorporation filed March 31, 2005, filed as exhibit 3.04 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant’s registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.
3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant’s Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant’s Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant’s Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant’s Form 8-K on October 5, 2012, Commission File Number 333-135585.
3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant’s Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant’s registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant’s Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant’s Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.2**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant’s Form 10-K on January 13, 2015, Commission File Number 000-55329
10.3**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant’s Form 8-K on March 18, 2015, Commission File Number 000-55329
10.4**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.5**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.6**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant’s Form 8-K on April 10, 2015, Commission File Number 000-55329
10.7**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant’s Form 10-K on January 13, 2016, Commission File 000-55329.
10.8**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant’s Form 8-K on December 5, 2016.
10.9**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
10.10**	Promissory Note dated September 27, 2017 in the amount of $35,000 issued to Richard Martin.
10.11**	Promissory Note dated October 12, 2017 in the amount of $15,000 issued to Richard Martin
10.12**	Installment Note dated September 30, 2019 in the amount of $75,279 issued to Richard Martin
10.13**	Lease Agreement dated December 1, 2018, between BGNP Associates, LLC and VoiceInterop, Inc.
10.14**	Promissory Note dated December 2, 2019 in the amount of $50,000 issued to Mr. John F. Marek.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc.,pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document (XBRL tags are embedded within the Inline iXBRL document)

*	Filed herewith.
**	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

April 10, 2025

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer