Form 10-Q
period 2025-03-31
Cleartronic, Inc.
filed 2025-05-14
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,160,695 shares as of May 13, 2025.

-i-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$720,014	$849,727
Accounts receivable, net of an allowance for credit losses of $60,665 as of December 31, 2024 and $60,665 as of September 30, 2024	333,189	230,686
Inventory	34,921	41,532
Prepaid expenses and other current assets	77,213	82,196
Total current assets	1,165,337	1,204,141

Property and Equipment, net	39,395	40,832
Intangible Asset - customer list, net	43,333	48,333

Operating lease - right-of-use asset	-	5,983
Total assets	$1,248,065	$1,299,289

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$190,784	$121,889
Deferred revenue	1,336,929	1,373,325
Operating lease liability	-	6,506
Total liabilities	1,527,713	1,501,720

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 512,996 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,522,117)	(15,444,900)
Total stockholders' deficit	(279,648)	(202,431)
Total liabilities and stockholders' deficit	$1,248,065	$1,299,289

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	For the Six Months Ended March 31, 2025	For the Six Months Ended March 31, 2024
Revenue	$955,703	$572,013	$1,923,027	$1,178,060
Cost of Revenue	180,651	177,616	395,589	273,247
Gross Profit	775,052	394,397	1,527,438	904,813

Operating Expenses:
Selling expenses	64,901	17,914	117,990	138,149
Administrative expenses	735,902	361,089	1,483,636	765,976
Depreciation and amortization expense	5,722	1,490	11,205	2,847
Research and development	4,000	3,044	6,000	16,603
Total Operating Expenses	810,525	383,537	1,618,831	923,575

Gain on the settlement of accounts payable	-	-	-	42,941
Interest income/expense, net	7,381	9,356	14,176	13,704
Total Other Income/(Expenses)	7,381	9,356	14,176	56,645

(Loss) Income before income taxes	(28,092)	20,216	(77,217)	37,883

Provision for income taxes from continuing operations	-	-	-	-

Net (loss) income	(28,092)	20,216	(77,217)	37,883

Preferred stock dividends Series A Preferred	(10,118)	(10,231)	(20,461)	(20,574)

Net (loss) income attributable to common stockholders	$(38,210)	$9,985	$(97,678)	$17,309

Net (loss) income per common share - basic	$(0.00)	$0.00	$(0.00)	$0.00

Net (loss) income per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average of number of shares outstanding - basic	229,160,695	229,160,695	229,160,695	229,160,695

Weighted Average of number of shares outstanding - diluted	229,160,695	599,482,330	229,160,695	599,482,330

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2024	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,444,900)	$(202,431)

Net loss for the three months ended December 31,2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(49,125)	(49,125)

Balance at December 31, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,494,025)	$(251,556)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(28,092)	(28,092)

Balance at March 31, 2025 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,522,117)	$(279,648)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at September 30, 2023	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,237,292)	$5,177

Net income for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	17,667	17,667

Balance at December 31, 2023 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,219,625)	$22,844

Net income for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	20,216	20,216

Balance at March 31, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,199,409)	$43,060

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2025	March 31, 2024
NET (LOSS) INCOME	$(77,217)	$37,883
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	11,205	2,847
Amortization of operating lease - right-of-use asset	5,983	11,965
Provision for credit losses	-	15,000
Accounts receivable	(102,503)	(80,976)
Inventory	6,611	(9,260)
Prepaid expenses and other current assets	4,983	(28,582)
Increase (decrease) in liabilities:
Accounts payable	68,895	(47,430)
Deferred revenue	(36,396)	399,646
Operating lease liability	(6,506)	(11,949)
Net Cash (Used in) Provided by Operating Activities	(124,945)	290,255

Cash Flows From Investing Activities
Purchase of fixed assets	(4,768)	-
Purchase of intangible assets	-	(133,621)
Net Cash Used in Investing Activities	(4,768)	(133,621)

Cash Flows From Financing Activities	-	-

Net increase in cash	(129,713)	156,634

Cash at beginning of period	849,727	516,955

Cash at end of period	$720,014	$673,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2024, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2025. The results of operations for the three and six months ended March 31, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2025.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on March 31, 2025. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at March 31, 2025.

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

The Company provided $60,665 and $60,665 allowances for doubtful accounts as of March 31, 2025, and September 30, 2024, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2025 and September 30, 2024, respectively.

At March 31, 2025 inventory was $34,921 of raw materials and finished goods.

At September 30, 2024, inventory was $41,532 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $12,750 and $38,250 at March 31, 2025 and September 30, 2024, respectively. Prepaid expenses totaled $77,213 and $82,196 at March 31, 2025 and September 30, 2024, respectively.

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

There were no impairments recorded during the three and six months ended March 31, 2025 and 2023, respectively.

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

At March 31, 2025 and September 30, 2024, intangible assets, net, is as follows:

	For the six months ended March 31, 2025	For the year ended September 30, 2024
Intangible Assets	$-	$44,373
Less: Impairment Loss	-	(44,373)
Total Intangible Assets, net	$-	$-

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At March 31, 2025 and September 30, 2024, intangible asset – client list, net, is as follows:

	For the six months ended March 31, 2025	For the year ended September 30, 2024
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(6,667)	(1,667)
Total Intangible Assets, net	$43,333	$48,333

Amortization expense for the six months ended March 31, 2025 and 2023, was $5,000 and $0, respectively.

Estimated future amortization expense for the six months ended March 31,

2025 (6 Months)	$5,000
2026	10,000
2027	10,000
2028	10,000
2029	8,333
$43,333

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of March 31, 2025 and September 30, 2024, the Company had $0 and $92,982, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended March 31, 2025 and 2024, the Company had $4,000 and $3,044 respectively, in research and development costs.

For the six months ended March 31, 2025 and 2024, the Company had $6,000 and $16,603 respectively, in research and development costs.

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

As of March 31, 2025 and September 30, 2024, respectively, the Company recorded $1,336,929 and $1,373,325, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	March 31, 2025	March 31, 2024
Licensing of ReadyOp Software	$880,274	$550,418
Hardware Sales and Consulting	75,429	21,595
Total	$955,703	$572,013

	For the six months ended
	March 31, 2025	March 31, 2024
Licensing of ReadyOp Software	$1,731,576	$1,139,965
Hardware Sales and Consulting	191,451	38,095
Total	$1,923,027	$1,178,060

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the six months ended March 31, 2025 and year ended September 30, 2024:

	For the three months ended March 31, 2025	For the year ended September 30, 2024
Beginning balance	$1,373,325	$1,177,680
Additions to deferred liability (1)	1,923,027	3,321,793
Deductions to deferred liability (2)	(1,959,423)	(3,126,148)
Ending balance	$1,336,929	$1,373,325

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

As of March 31, 2025 and 2024, we had no options and warrants outstanding.

As of March 31, 2025 and 2024, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2025 and 2024, we had 3,133,503  shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 and  shares of common stock.

As of March 31, 2025 and 2024, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2025 and 2024, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.

The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net (loss) income attributable to common stockholders for the period	$(38,210)	$9,985

Weighted average number of shares outstanding	229,160,695	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net (loss) income attributable to common stockholders for the period	$(38,210)	$9,985
Add: Preferred stock dividends	10,118	10,231

Adjusted net (loss) income	$(28,092)	$20,216

Weighted average number of shares outstanding	229,160,695	229,160,695
Add: Shares issued upon conversion of preferred stock	-	370,321,635
Weighted average number of common and common equivalent shares	229,160,695	599,482,330

Diluted earnings per share	$(0.00)	$0.00

	For the six months ended March 31, 2025	For the six months ended March 31, 2024
Net (loss) income attributable to common stockholders for the period	$(97,678)	$17,309

Weighted average number of shares outstanding	229,160,695	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the six months ended March 31, 2025	For the six months ended March 31, 2024
Net (loss) income attributable to common stockholders for the period	$(97,678)	$17,309
Add: Preferred stock dividends	20,461	20,574

Adjusted net (loss) income	$(77,217)	$37,883

Weighted average number of shares outstanding	229,160,695	229,160,695
Add: Shares issued upon conversion of preferred stock	-	370,321,635
Weighted average number of common and common equivalent shares	229,160,695	599,482,330

Diluted earnings per share	$(0.00)	$0.00

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

As of March 31, 2025 and September 30, 2024, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during  the six months ended March 31, 2025 and year ended September 30, 2024, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,784 and $38,108 during the three months ended March 31, 2025 and 2024, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $12,237 and $60,692 during the six months ended March 31, 2025 and 2024, respectively.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Assets

Operating lease -right-of-use assets-non-current	$-	$5,983

Liabilities

Operating lease liability	$-	$6,506

Weighted-average remaining lease term (years)	-	0.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$5,983	$23,932
Lease liability expense in connection with obligation repayment	87	1,604
Total operating lease costs	$6,070	$25,536

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$6,594	$26,184
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At March 31, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2025:

2025	$-
Total undiscounted cash flows	-
Less: amount representing interest	-
Present value of operating lease liability	-
Less: current portion of operation lease liability	(-)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At March 31, 2025 and September 30, 2024, property and equipment, net, is as follows:

	For the six months ended March 31, 2025	For the year ended September 30, 2024
Office Equipment	$64,943	$60,175
Less: Accumulated Depreciation	(25,548)	(19,343)
Total Property and Equipment, net	$39,395	$40,832

Depreciation expense for the three months ended March 31, 2025 and 2024, was $3,221 and $1,490, respectively.

Depreciation expense for the six months ended March 31, 2025 and 2024, was $6,163 and $2,847, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of March 31, 2025 and September 30, 2024, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $267,790 and $247,329, respectively and $20,461 for the six months ended March 31, 2025.

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

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of March 31, 2025 and 2023, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

During the six months ended March 31, 2025 and 2024, the Company paid $18,000 and $21,000, respectively, to a related party consultant.

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

Obligation Under Operating Lease

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expired on March 31, 2025. On January 1, 2023, upon adoption of ASC 842, the Company will recognized right-to-use assets as operating leases and operating lease obligations. Effective January 1, 2025, the Company has a month-to-month lease.

Rent expense incurred during the six months ended March 31, 2025 and 2024 was $10,106 and $12,929, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended March 31, 2025, no customer accounted for more than 10% of the Company’s revenues.

For the three months ended March 31, 2024, one customer accounted for 12.72% of the Company’s revenues.

For the six months ended March 31, 2025, no customer accounted for  more than 10% of the Company’s revenues.

For the six months ended March 31, 2024, no customer accounted for more than 10% of the Company’s revenues.

As of March 31, 2025, no customer accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2024, one customer accounted for more than 12% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of March 31, 2025, no customer accounted for more than 10% of the Company’s total outstanding deferred revenue.

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

Our Chief Executive Officer, as the CODM, evaluates our expenditures and monitor budget versus actual results. The monitoring of budget versus actual results and cash on hand are used in assessing the performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of our operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

Significant expenses include general and administrative, professional fees, officers’ salary, research and development, and interest income, which are each separately presented on our consolidated statements of operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

Revenue

Revenues increased 67.08% to $955,703 for the three months ended March 31, 2025 as compared to $572,013 for the three months ended March 31, 2024. The primary reason for the increase was an increase in revenue from the ReadyOp platform and the addition of the Alastar platform from $550,418 in 2024 to $880,275 in 2025. There was a  decrease in sales of ReadyOp hardware products from $21.595 in 2024 to $11.300 in 2024. Consulting fees and related income increased from $0 in 2024 to $64,129 in 2025 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased 1.71% to $180,651 for the three months ended March 31, 2025 as compared to $177,616 for the three months ended March 31, 2024. Gross profits were $775,052 and $394,397 for the three months ended March 31, 2025 and 2024, respectively.  The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and consulting activity.

Operating Expenses

Operating expenses increased 111.33% to $810,525 for the three months ended March 31, 2025 compared to $383,537 for the three months ended March 31, 2024. The increase was primarily due to administrative expenses, research and development expenses, and selling expenses. General and administrative expenses increased by $375,924 or 104.43% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the three months.

For the three months ended March 31, 2025, selling expenses were $64,901 compared to $17,914 for the three months ended March 31, 2024. This increase was primarily due to a increase in travel expenses as the Company.

Research and development expenses were $4,000 for the three months ended March 31, 2025, as compared to $3,044 for the three months ended March 31, 2024. This increase was primarily due to research and development expenses.

Other Income

The Company's other income decreased 21.11% to $7,381 for the three months ended March 31, 2025 as compared to $9,356 in other income for the three months ended March 31, 2024. This decrease was due to a decrease in interest income on treasury bill investments.

(Loss) Income before Income Taxes

The Company’s loss before income taxes was $28,092, during the three months ended March 31, 2025, as compared to income of $20,216 before income taxes for the three months ended March 31, 2024. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $38,210 for the three months ended March 31, 2025 as compared to a net income of $9,985 for the three months ended March 31, 2024. The decrease was primarily due to an increase in administrative expenses and offset by an increase in sales of ReadyOp licenses. The increased costs were partially due to addition of new employees associated with Alastar and costs associated FedRAMP certification. The preferred stock dividends remained consistent.

FOR THE SIX MONTHS ENDED MARCH 31, 2025 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2024

Revenue

Revenues increased 63.24% to $1,923,027 for the six months ended March 31, 2025 as compared to $1,178,060 for the six months ended March 31, 2024. The primary reason for the increase was an increase in revenue from the ReadyOp platform and the addition of the Alastar platform from $1,139,965 in 2024 to $1,731,751 in 2025. There was a decrease in sales of ReadyOp hardware products from $38,095 in 2024 to $32,695 in 2024. Consulting fees and related income increased from $0 in 2024 to $158,581 in 2025 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased 44.77% to $395,589 for the six months ended March 31, 2025 as compared to $273,247 for the six months ended March 31, 2024. Gross profits were $1,527,438 and $904,813 for the six months ended March 31, 2025 and 2024, respectively.  The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and consulting activity.

Operating Expenses

Operating expenses increased 75.28% to $1,618,831 for the six months ended March 31, 2025 compared to $923,575 for the six months ended March 31, 2024. The increase was primarily due to administrative expenses with a slight offset decrease in research and development expenses, and selling expenses. General and administrative expenses increased by $717,660 or 93.69% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the six months.

For the six months ended March 31, 2025, selling expenses were $117,990 compared to $138,149 for the six months ended March 31, 2024. This decrease was primarily due to a increase in travel expenses as the Company.

Research and development expenses were $6,000 for the six months ended March 31, 2025, as compared to $16,603 for the six months ended March 31, 2024. This increase was primarily due to research and development expenses.

Other Income

The Company's other income decreased 74.97% to $14,176 for the six months ended March 31, 2025 as compared to $56,645 in other income for the six months ended March 31, 2024.  This decrease was due to a decrease in extinguishment of liabilities of $42,941 for the six months ended March 31, 2024 and an increase in interest income on treasury bill investments of $10,601 for the six months ended March 31, 2025.

(Loss)Income before Income Taxes

The Company’s loss before income taxes was $77,217, during the six months ended March 31, 2025, as compared to income of $37,883 before income taxes for the six months ended March 31, 2024. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $97,678 for the six months ended March 31, 2025 as compared to a net income of $17,309 for the six months ended March 31, 2024. The decrease was primarily due to an increase in administrative expenses and offset by an increase in sales of ReadyOp licenses The increased costs were partially due to addition of new employees associated with Alastar and costs associated FedRAMP certification . The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2025, net cash used in operations of $124,945 was the result of a net loss of $77,217, depreciation and amortization expense of $11,205, amortization of operating lease of $5,983, an increase of accounts receivable of $102,503, and an increase in accounts payable of $68,895. These were offset by a decrease in inventory of $6,611, decrease in deferred revenue of $36,396, a decrease in prepaid expenses of $4,983 and a decrease in operating lease liability of $6,506.

For the six months ended March 31, 2024, net cash provided by operations of $290,255 was the result of a net income of $38,994, depreciation expense of $2,847, amortization of operating lease of $11,965, extinguishment of liabilities of $44,052, increase in provision for credit losses of $15,000, increase in prepaid expenses of $28,582, an increase in accounts receivable of $80,976, an increase in inventory of $9,260 . These were offset by a decrease in accounts payable of $47,430, an increase in deferred revenue of $399,646 and a decrease in operating lease liability of $11,949.

Net cash used in investing activities was $4,768 and $133,621 for the six months ended March 31, 2025 and 2024, respectively, which was for the purchase of fixed and intangible assets.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2024 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

May 14, 2025

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer