Form 10-Q
period 2025-06-30
Cleartronic, Inc.
filed 2025-07-30
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,160,695 shares as of July 29, 2025.

-i-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$776,646	$849,727
Accounts receivable, net of an allowance for credit losses of $60,665 as of June 30, 2025 and $60,665 as of September 30, 2024	162,378	230,686
Inventory	30,103	41,532
Prepaid expenses and other current assets	148,184	82,196
Total current assets	1,117,311	1,204,141

Property and Equipment, net	35,998	40,832
Intangible Asset - customer list, net	40,833	48,333

Operating lease - right-of-use asset	-	5,983
Total assets	$1,194,142	$1,299,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$138,352	$121,889
Deferred revenue	1,386,300	1,373,325
Operating lease liability	-	6,506
Total liabilities	1,524,652	1,501,720

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 512,996 shares authorized,512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized,0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized,3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized,670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized,3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized,229,160,695 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,572,979)	(15,444,900)
Total stockholders' deficit	(330,510)	(202,431)
Total liabilities and stockholders' deficit	$1,194,142	$1,299,289

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Nine Months Ended June 30, 2025	For the Nine Months Ended June 30, 2024
Revenue	$1,078,530	$1,005,050	$3,001,557	$2,183,110
Cost of Revenue	263,509	319,728	659,098	592,975
Gross Profit	815,021	685,322	2,342,459	1,590,135

Operating Expenses:
Selling expenses	85,840	79,913	203,830	218,062
Administrative expenses	781,633	522,515	2,265,269	1,386,798
Depreciation and amortization expense	5,414	2,293	16,619	5,140
Research and development	2,000	2,000	8,000	18,603
Total Operating Expenses	874,887	606,721	2,493,718	1,628,603

Gain on the settlement of accounts payable	-	-	-	42,941
Interest income/expense, net	9,004	6,255	23,180	19,959
Total Other Income/(Expenses)	9,004	6,255	23,180	62,900

Loss (Income) before income taxes	(50,862)	84,856	(128,079)	24,432

Provision for income taxes from continuing operations	-	-	-	-

Net (loss) income	(50,862)	84,856	(128,079)	24,432

Preferred stock dividends Series A Preferred	(10,231)	(10,231)	(30,692)	(30,805)

Net (loss) income attributable to common stockholders	$(61,093)	$74,625	$(158,771)	$(6,373)

Net (loss) income per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Net (loss) income per common share - diluted	$(0.00)	$0.00	$(0.00)	$ 0.00

Weighted Average of number of shares outstanding - basic	229,160,695	229,160,695	229,160,695	229,160,695

Weighted Average of number of shares outstanding - diluted	229,160,695	599,482,330	229,160,695	599,482,330

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2024	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,444,900)	$(202,431)

Net loss for the nine months ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(128,079)	(128,079)

Balance at June 30, 2025 (Unaudited)	512,996	5	-	-	3,133,503	32	$670,904	$7	$3,000,000	$30	$229,160,695	$2,291	$15,240,104	$(15,572,979)	$(330,510)

Balance at March 31, 2025 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,522,117)	$(279,648)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(50,862)	(50,862)

Balance at June 30, 2025 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	$670,904	$7	$3,000,000	$30	$229,160,695	$2,291	$15,240,104	$(15,572,979)	$(330,510)

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

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2025	June 30, 2024
NET (LOSS) INCOME	$(128,079)	$24,432
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	16,619	17,948
Amortization of operating lease - right-of-use asset	5,983	5,140
Extinguishment of liabilities	-	(42,941)
Provision for credit losses	20,500	9,000
Loss on sale of fixed asset	483
(Increase) decrease in assets:
Accounts receivable	47,808	129,880
Inventory	11,429	(107,997)
Prepaid expenses and other current assets	(65,988)	(5,137)
Increase (decrease) in liabilities:
Accounts payable	16,463	84,300
Deferred revenue	12,975	301,998
Operating lease liability	(6,506)	(18,202)
Net Cash (Used in) Provided by Operating Activities	(68,313)	398,421

Cash Flows From Investing Activities
Purchase of fixed assets	(4,768)	-
Purchase of intangible assets	-	(126,185)
Net Cash Used in Investing Activities	(4,768)	(126,185)

Cash Flows From Financing Activities	-	-

Net increase in cash	(73,081)	272,236

Cash at beginning of period	849,727	516,955

Cash at end of period	$776,646	$789,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2024, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2025. The results of operations for the three and nine months ended June 30, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2025.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on June 30, 2025. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at June 30, 2025.

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

The Company provided $60,665 and $60,665 allowances for doubtful accounts as of June 30, 2025, and September 30, 2024, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2025 and September 30, 2024, respectively.

At June 30, 2025 inventory was $30,103 of raw materials and finished goods.

At September 30, 2024, inventory was $41,532 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $51,000 and $38,250 at June 30, 2025 and September 30, 2024, respectively. Prepaid expenses totaled $148,184 and $82,196 at June 30, 2025 and September 30, 2024, respectively.

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

There were no impairments recorded during the three and nine months ended June 30, 2025 and 2024, respectively.

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

At June 30, 2025 and September 30, 2024, intangible assets, net, is as follows:

	For the nine months ended June 30, 2025	For the year ended September 30, 2024
Intangible Assets	$-	$44,373
Less: Impairment Loss	-	(44,373)
Total Intangible Assets, net	$-	$-

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At June 30, 2025 and September 30, 2024, intangible asset – client list, net, is as follows:

	For the nine months ended June 30, 2025	For the year ended September 30, 2024
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(9,167)	(1,667)
Total Intangible Assets, net	$40,833	$48,333

Amortization expense for the nine months ended June 30, 2025 and 2024, was $7,500 and $0, respectively.

Estimated future amortization expense for the nine months ended June 30,

2025 (3 Months)	$2,500
2026	10,000
2027	10,000
2028	10,000
2029	8,333
$40,833

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of June 30, 2025 and September 30, 2024, the Company had $0 and $92,982, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended June 30, 2025 and 2024, the Company had $2,000 and $2,000 respectively, in research and development costs.

For the nine months ended June 30, 2025 and 2024, the Company had $8,000 and $18,603 respectively, in research and development costs.

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

As of June 30, 2025 and September 30, 2024, respectively, the Company recorded $1,386,300 and $1,373,325, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	June 30, 2025	June 30, 2024
Licensing of ReadyOp Software	$948,892	$702,446
Hardware Sales and Consulting	129,638	302,604
Total	$1,078,530	$1,005,050

	For the nine months ended
	June 30, 2025	June 30, 2024
Licensing of ReadyOp Software	$2,680,468	$1,842,411
Hardware Sales and Consulting	321,089	340,699
Total	$3,001,557	$2,183,110

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the nine months ended June 30, 2025 and year ended September 30, 2024:

	For the three months ended June 30, 2025	For the year ended September 30, 2024
Beginning balance	$1,373,325	$1,177,680
Additions to deferred liability (1)	3,014,532	3,321,793
Deductions to deferred liability (2)	(3,001,557)	(3,126,148)
Ending balance	$1,386,300	$1,373,325

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

As of June 30, 2025 and 2024, we had no options and warrants outstanding.

As of June 30, 2025 and 2024, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2025 and 2024, we had 3,133,503  shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 and  shares of common stock.

As of June 30, 2025 and 2024, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2025 and 2024, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Net (loss) income attributable to common stockholders for the period	$(61,093)	$74,625

Weighted average number of shares outstanding	229,160,695	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Net (loss) income attributable to common stockholders for the period	$(61,093)	$74,625
Add: Preferred stock dividends	10,231	10,231

Adjusted net (loss) income	$(50,862)	$84,856

Weighted average number of shares outstanding	229,160,695	229,160,695
Add: Shares issued upon conversion of preferred stock	-	370,321,635
Weighted average number of common and common equivalent shares	229,160,695	599,482,330

Diluted earnings per share	$(0.00)	$0.00

	For the nine months ended June 30, 2025	For the nine months ended June 30, 2024
Net (loss) attributable to common stockholders for the period	$(158,771)	$(6,373)

Weighted average number of shares outstanding	229,160,695	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the nine months ended June 30, 2025	For the nine months ended June 30, 2024
Net (loss) attributable to common stockholders for the period	$(158,771)	$(6,373)
Add: Preferred stock dividends	30,692	30,805

Adjusted net (loss) income	$(128,079)	$24,432

Weighted average number of shares outstanding	229,160,695	229,160,695
Add: Shares issued upon conversion of preferred stock	-	370,321,635
Weighted average number of common and common equivalent shares	229,160,695	599,482,330

Diluted earnings per share	$(0.00)	$0.00

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

As of June 30, 2025 and September 30, 2024, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during  the nine months ended June 30, 2025 and year ended September 30, 2024, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $2,523 and $17,889 during the three months ended June 30, 2025 and 2024, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $14,760 and $40,594 during the nine months ended June 30, 2025 and 2024, respectively.

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

SEGMENT REPORTING

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer, who manages and allocates resources to our operations on a consolidated basis. We operate as one segment, and ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™, ReadyMed ™ and Alastar platforms and the AudioMate IP gateways. Segment information is further described in Note 8.

LEASE ACCOUNTING

We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. We currently have no lease agreements in place

When we have a lease agreement with lease and non-lease components, we have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. If a lease does not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Assets

Operating lease -right-of-use assets-non-current	$-	$5,983

Liabilities

Operating lease liability	$-	$6,506

Weighted-average remaining lease term (years)	-	0.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$5,983	$23,932
Lease liability expense in connection with obligation repayment	87	1,604
Total operating lease costs	$6,070	$25,536

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$6,594	$26,184
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At June 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2025:

2025	$-
Total undiscounted cash flows	-
Less: amount representing interest	-
Present value of operating lease liability	-
Less: current portion of operation lease liability	(-)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At June 30, 2025 and September 30, 2024, property and equipment, net, is as follows:

	For the nine months ended June 30, 2025	For the year ended September 30, 2024
Office Equipment	$62,875	$60,175
Less: Accumulated Depreciation	(26,877)	(19,343)
Total Property and Equipment, net	$35,998	$40,832

Depreciation expense for the three months ended June 30, 2025 and 2024, was $2,913 and $2,293, respectively.

Depreciation expense for the nine months ended June 30, 2025 and 2024, was $9,076 and $5,140, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of June 30, 2025 and September 30, 2024, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $278,021 and $247,329, respectively and $30,692 for the nine months ended June 30, 2025.

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

Preferred shares that are conditionally redeemable - including those redeemable at the option of the holder or subject to redemption upon the occurrence of events outside the issuer’s control—are classified as temporary equity in accordance with ASC 480-10-S99-3A. Conversely, preferred shares that do not contain redemption provisions are appropriately classified as permanent equity.

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

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of June 30, 2025 and 2023, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2025 and 2024, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

During the nine months ended June 30, 2025 and 2024, the Company paid $27,000 and $30,000, respectively, to a related party consultant.

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

Obligation Under Operating Lease

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expired on June 30, 2025. On January 1, 2023, upon adoption of ASC 842, the Company will recognized right-to-use assets as operating leases and operating lease obligations. Effective January 1, 2025, the Company has a month-to-month lease.

Rent expense incurred during the nine months ended June 30, 2025 and 2024 was $16,483 and $21,266, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended June 30, 2025, no customer accounted for more than 10% of the Company’s revenues.

For the three months ended June 30, 2024, one customer accounted for 27% of the Company’s revenues.

For the nine months ended June 30, 2025, no customer accounted for  more than 10% of the Company’s revenues.

For the nine months ended June 30, 2024, two customer accounted for 22.95% of the Company’s revenues.

As of June 30, 2025, six customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2024, one customer accounted for more than 12% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of June 30, 2025, one customer accounted for 27.20% of the Company’s total outstanding deferred revenue.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Revenue

Revenues increased 7.31% to $1,078,530 for the three months ended June 30, 2025 as compared to $1,005,050 for the three months ended June 30, 2024. The primary reason for the increase was an increase in revenue from the ReadyOp platform and the addition of the Alastar platform from $702,446 in 2024 to $948,892 in 2025. There was a  decrease in sales of ReadyOp hardware products from $302,604 in 2024 to $17,550 in 2025. Consulting fees and related income increased from $0 in 2024 to $112,088 in 2025 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues decreased 17.58% to $263,509 for the three months ended June 30, 2025 as compared to $319,728 for the three months ended June 30, 2024. Gross profits were $815,021 and $685,322 for the three months ended June 30, 2025 and 2024, respectively.  The primary reason for the decrease was due a decrease in hardware product sales and associated decrease in related costs for the three months ended June 30, 2025.

Operating Expenses

Operating expenses increased 44.20% to $874,887 for the three months ended June 30, 2025 compared to $606,721 for the three months ended June 30, 2024. The increase was primarily due to administrative expenses and selling expenses. General and administrative expenses increased by $259,118 or 49.59% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees.

For the three months ended June 30, 2025, selling expenses were $85,840 compared to $79,913 for the three months ended June 30, 2024. This increase was primarily due to an increase in travel expenses as the Company.

Research and development expenses were $2,000 for the three months ended June 30, 2025 and 2024.  There was no change in research and development expenses.

Other Income

The Company's other income increased 43.95% to $9,004 for the three months ended June 30, 2025 as compared to $6,255 in other income for the three months ended June 30, 2024. This increase was due to an increase in interest income on treasury bill investments.

(Loss) Income before Income Taxes

The Company’s loss before income taxes was $50,862, during the three months ended June 30, 2025, as compared to income of $84,856 before income taxes for the three months ended June 30, 2024. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $61,093 for the three months ended June 30, 2025 as compared to a net income of $74,625 for the three months ended June 30, 2024. The decrease was primarily due to an increase in administrative expenses and offset by an increase in sales of ReadyOp licenses. The increased costs were partially due to addition of new employees associated with Alastar and costs associated FedRAMP certification. The preferred stock dividends remained consistent.

FOR THE NINE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2024

Revenue

Revenues increased 37.49% to $3,001,557 for the nine months ended June 30, 2025 as compared to $2,183,110 for the nine months ended June 30, 2024. The primary reason for the increase was an increase in revenue from the ReadyOp platform and the addition of the Alastar platform from $1,842,411 in 2024 to $2,680,468 in 2025. There was a decrease in sales of ReadyOp hardware products from $340,699 in 2024 to $90,050 in 2025. Consulting fees and related income increased from $0 in 2024 to $231,039 in 2025 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased 11.15% to $659,098 for the nine months ended June 30, 2025 as compared to $592,975 for the nine months ended June 30, 2024. Gross profits were $2,342,459 and $1,590,135 for the nine months ended June 30, 2025 and 2024, respectively.  The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and consulting activity.

Operating Expenses

Operating expenses increased 53.12% to $2,493,718 for the nine months ended June 30, 2025 compared to $1,628,603 for the nine months ended June 30, 2024. The increase was primarily due to administrative expenses with a slight offset decrease in research and development expenses, and selling expenses. General and administrative expenses increased by $878,471 or 63.35% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the nine months.

For the nine months ended June 30, 2025, selling expenses were $203,830 compared to $218,062 for the nine months ended June 30, 2024. This decrease was primarily due to a increase in travel expenses as the Company.

Research and development expenses were $8,000 for the nine months ended June 30, 2025, as compared to $18,603 for the nine months ended June 30, 2024. This increase was primarily due to research and development expenses.

Other Income

The Company's other income decreased 63.15% to $23,180 for the nine months ended June 30, 2025 as compared to $62,900 in other income for the nine months ended June 30, 2024.  This decrease was due to a decrease in extinguishment of liabilities of $42,941 for the nine months ended June 30, 2024 and an increase in interest income on treasury bill investments of $3,221 for the nine months ended June 30, 2025.

(Loss) Income before Income Taxes

The Company’s loss before income taxes was $128,079, during the nine months ended June 30, 2025, as compared to income of $24,432 before income taxes for the nine months ended June 30, 2024. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders was $158,771 for the nine months ended June 30, 2025 as compared to a net loss of $6,373 for the nine months ended June 30, 2024. The decrease was primarily due to an increase in administrative expenses and offset by an increase in sales of ReadyOp licenses The increased costs were partially due to addition of new employees associated with Alastar and costs associated FedRAMP certification . The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2025, net cash used in operations of $68,313 was the result of a net loss of $128,079, depreciation and amortization expense of $16,619, amortization of operating lease of $5,983, increase in provision of credit losses of $20,500, a loss on sale of fixed assets of $483, an increase in prepaid expenses of $65,988 and an increase in accounts payable of $16,463 and an increase in deferred revenue of $12,975. These were offset by a decrease of accounts receivable of $47,808, a decrease in inventory of $11,429, and a decrease in operating lease liability of $6,506.

For the nine months ended June 30, 2024, net cash provided by operations of $398,421 was the result of a net income of $24,432, depreciation expense of $5,140, amortization of operating lease of $17,948, extinguishment of liabilities of $42,941, increase in provision for credit losses of $9,000, increase in prepaid expenses of $5,137, a decrease in accounts receivable of $129,880, an increase in inventory of $107,997 . These were offset by an increase in accounts payable of $84,300 and an increase in deferred revenue of $301,988.

Net cash used in investing activities was $4,768 and $126,185 for the nine months ended June 30, 2025 and 2024, respectively, which was for the purchase of fixed and intangible assets.

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

July 30, 2025

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer