Form 10-K
period 2025-09-30
Cleartronic, Inc.
filed 2025-12-30
CIK 1362516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2024 (based on the closing sale price of $00105 per share of the registrant's common stock, as reported on the OTCPINK operated by The OTC Markets Group, Inc. on that date) was approximately $2,407,004. The stock price of $0.0079 at September 30, 2025, takes into account a one for 3,000 reverse stock split on December 28, 2012. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At December 29, 2025, the registrant had outstanding 229,238,517 shares of common stock, par value $0.00001 per share.

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

All current operations are conducted through the Company's wholly owned subsidiary, ReadyOp Communications, Inc. ("ReadyOp"), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™,  ReadyMed ™ and Alastar platforms and the AudioMate IP gateways discussed below.

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

On August 1, 2024, the Company acquired a group of similar assets from Alastar, Inc. (“Alastar”) for $50,000.  This asset group consisted of cash, prepaids and other current assets, as well as intellectual property including trademarks, software platforms, and a client list. The client list was the only asset ascribed value which was deemed to have continuing value to the Company.  The Company has classified this client list as an intangible asset, which will be amortized over 5 years.  All operations and marketing of the Alastar platform are conducted in the ReadyOp Communications subsidiary in conjunction with the current ReadyOp and ReadyMed activities.

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

Alastar Software

The Company acquired the Alastar software and other assets in the transaction discussed above. The Company continues to support the clients who were using Alastar prior to the acquisition plus add additional new clients. Additionally, the Company has been transitioning much of the Alastar functionality into the ReadyOp platform as well as enhance the capabilities for existing and new clients. The Company plans to continue the transition and enhancement activities for at least the next two years.

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

The Company paid USFRF a License Issue Fee of $8,000 and $6,000 as reimbursement of expenses associated with the filing of the Licensed Patent for the year ended September 30, 2025 and September 30, 2024, respectively. The company agreed to pay USFRF a royalty of 3% for sales of all Licensed Products and Licensed Processes and agreed to pay USFRF minimum royalty payments as follows:

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

The ReadyOp platform is a Cloud Service Offering (CSO) that is being used by several agencies of the federal government. In order to expand the usage by additional federal government agencies the Company is in the process of obtaining a FedRAMP Authorization. FedRAMP provides a standardized security framework for all cloud products and services that is recognized by all executive branch federal agencies. As a Cloud Service Provider or CSP the Company only needs to go through the FedRAMP Authorization process once for each CSO and perform continuous monitoring, with all agencies reviewing the same continuous monitoring deliverables, creating efficiencies across the government. The Company commenced the FedRamp certification process in 2023 and expects to have completed the certification in early 2026.

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

Sales and Marketing

The ReadyOp/ReadyMed and Alastar platforms are currently marketed through a combination of inside salespersons and outside sales groups. We intend to expand the use of commissioned sales groups and individual sales representatives to market and sell our programs and gateways.

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

Company Contact Information

Our principal executive offices are located at 28050 US Highway 19 N., Ste 310, Clearwater, FL  33761, telephone (813) 289-7620. Our email address is info@cleartronic.com. The Cleartronic Internet website is www.cleartronic.com and the ReadyOp website is www.readyop.com. The information contained in our website does not constitute part of this report.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock has been traded on the OTCPINK under the symbol "CLRI." The last price of our common stock as reported on the pink tier of OTC Markets on September 30, 2025 was $0.0079 per share.

As of September 30, 2025 we were authorized to issue 5,000,000,000 shares of our common stock, of which 229,238,517 shares were outstanding. Our shares of common stock are held by approximately 218 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, Cleartronic has designated 200,000,000 shares of preferred stock, par value $0.00001 per share, of which 7,317,403 shares are issued or outstanding. There is no trading market for the shares of our preferred stock.

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

The Company is obligated to pay dividends on its Series A Convertible Preferred Stock. Each Series A Preferred Holder is entitled to receive cumulative dividends at the rate of 8% of $1.00 per annum for each outstanding share of Series A Preferred then held by such Series A Preferred Holder, on a pro rata basis. As of September 30, 2025 and 2024, the cumulative arrearage of undeclared dividends totaled $288,365 and $247,329, respectively.

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

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "Cleartronic", all refer to Cleartronic, Inc. and our subsidiaries as of the date of this report.

Results of Operations

YEAR ENDED SEPTEMBER 30, 2025 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2024

Revenue

Revenues increased 31.26% to $4,103,388 for the year ended September 30, 2025 as compared to $3,126,148 for the year ended September 30, 2024. The primary reason for the increase was an increase in revenue from the ReadyOp platform from $2,414,949 in 2024 to $3,691,273 in 2025. These were offset  by a decrease   in sales of ReadyOp hardware products from $671,999 in 2024 to $85,195 in 2025. Consulting fees and related income increased from $39,200  in 2024 to $326,920 in 2025 due to an increase in contract development activities.

Cost of Revenue

Cost of revenues increased to $893,466 for the year ended September 30, 2025 as compared to $866,402 for the year ended September 30, 2024. Gross profits were $3,209,922 and $2,259,746 for the years ended September 30, 2025 and September 30, 2024, respectively. Gross profit margins increased to 78.23% for the year ended September 30, 2025 from 72.29% for the year ended September 30, 2024.

Operating Expenses

Operating expenses increased 32.72% to $3,397,977 for the year ended September 30, 2025 compared to $2,560,333 for the year ended September 30, 2024. The increase was primarily due to an increase in payroll and benefits costs associated with the new employees gained associated with the acquisition of the Alastar platform.  General and administrative expenses increased by $952,765 or 45.94% as a result primarily of the increase in payroll expenses, and personnel related costs. There were also charitable contributions and employee holiday bonuses paid during the year.

For the year ended September 30, 2025, selling expenses were $341,226 compared to $287,676 for the year ended September 30, 2024. This increase was primarily due to bad debt expense, and a decrease in advertising and travel expenses .

Research and development expenses were $8,000 for the year ended September 30, 2025, as compared to $189,022 for the year ended September 30, 2024. This decrease was primarily due to research and development expenses and Company's fees paid to outside consulting services that are assisting us in obtaining FedRAMP certification. For the year ended September 30, 2024, $166,419 was paid in connection with FedRamp certification.

Other Income/(Expenses)

The Company's other income increased by $5,374 from other income of $33,836 during the year ended September 30, 2025 as compared to $28,462 in other income for the year ended September 30, 2024. This increase was due to a increase in interest income on treasury bill investments for the year ended September 30, 2025 and a decrease due to related party interest - receivable of $44,412 and extinguishment of liabilities of $42,941 and offset by a write off of note and interest receivable - related party of $58,891for the year ended September 30, 2024.

Loss before Income Taxes

The Company’s loss before income taxes was $154,219, during the year ended September 30, 2025, as compared to loss of $272,125 before income taxes for the year ended September 30, 2024. The increased costs were partially offset by an increase in subscriptions of ReadyOp licenses and an increase in contract development revenue.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $195,255 for the year ended September 30, 2025 as compared to a net loss of $313,273 for the year ended September 30, 2024. The decrease was primarily due to an increase in payroll-related expenses, a decrease in research and development expenses and offset by an increase in sales of ReadyOp licenses and a prior period adjustment, see Note 2. The preferred stock dividends remained consistent.

Liquidity and Capital Resources

For the year ended September 30, 2025, net cash provided in operations of $284,118 was the result of a net loss of $154,219, depreciation and amortization expense of $21,847, amortization of operating lease of $5,983, provision of bad debt of $110,143, an increase in inventory of $61,992, increase in accounts receivable of $87,690, an increase in prepaid expenses of $11,905,  decrease in operating lease liability of $6,506.  These were offset by an increase in accounts payable of $49,988, an increase in deferred revenue of $417,986.

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

Net cash used in investing activities was $9,793 for the year ended September 30, 2025 which was for the purchase of fixed assets of $9,793.

Net cash used in investing activities was $82,135 for the year ended September 30, 2024 which was for the purchase of fixed assets of $32,135, and intangible asset - client list of $50,000.

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

The Company provided $150,308 and $60,665 allowances for doubtful accounts as of September 30, 2025, and September 30, 2024, respectively.

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

On occasion we host conference for our current and potential clients.  Conference registration revenues are recognized at a point in time when the related conference is held and the Company has satisfied its performance obligations.  Payments received in advance are recorded as deferred revenue.  These charges are recorded as consulting fees in our income statement.

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

As of September 30, 2025 and September 30, 2024, respectively, the Company recorded $1,791,311 and $1,373,325, respectively, in deferred revenue.

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

As of September 30, 2025 and September 30, 2024, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the years ended September 30, 2025 and September 30, 2024, respectively.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

Accordingly, the Company will adopt ASU 2025-05 for its fiscal year beginning July 1, 2026.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to therisk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statementsin accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the registrant's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

Management believes that significant progress has been made in enhancing internal controls as of September 30, 2025 and has concluded that the enhanced controls are operating effectively. The material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 30, 2024 has been fully remediated.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Cleartronic as of the date of this report:

Name	Age	Position	Director Since
Richard J. Martin	65	Chairman and Director	2016
Michael M. Moore	71	Chief Executive Officer and Director	2015
Larry M. Reid	81	President, Chief Financial Officer, Secretary and Director	1999

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

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2025, and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)
Larry M. Reid (1)	2024	109,000	10,250	-0-	-0-	-0-	-0-	-0-		119,250
	2025	106,000	750	-0-	-0-	-0-	-0-	-0-		106,750
Michael Moore (2)	2024	241,077	58,300	-0-	-0-	-0-	-0-	1,974	(3)	301,351
	2025	252,000	60,550	-0-	-0-	-0-	-0-	12,600	(4)	325,150

(1)	Mr. Reid is our Chief Financial Officer, Secretary, and a director.
(2)	Mr. Moore is our CEO and a director.
(3)	The amount reported under “All Other Compensation” for the fiscal year ended September 30, 2024, includes $1,974 of 401(k) contributions paid on behalf of Mr. Moore for the fiscal year ended 2024.
(4)	The amount reported under “All Other Compensation” for the fiscal year ended September 30, 2025, includes $12,600 of 401(k) contributions paid on behalf of Mr. Moore for the fiscal year ended 2025.

Outstanding Equity Awards at Fiscal Year-End

Our Executive Officers have not received any equity awards for the years ended September 30, 2025 and 2024.

Director Compensation

Our Directors have not received compensation for the years September 30, 2025 and 2024.

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

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, we have 5,000,000,000 authorized shares of common stock, par value $0.00001 per share, of which 229,238,517 shares were issued and outstanding.  As of the date of this report, we have 71,250,010 authorized and designated shares of preferred stock, par value $0.00001 per share, of which 7,317,403 shares were issued and outstanding.  Mr. Reid owns 511,525 shares of Series C Preferred stock.  See below for a description of our preferred stock and voting rights. Mr. Martin owns 512,996 shares of our Series A Preferred stock and 1,070,000 shares of our Series C Preferred stock.

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

During the Company's most recent fiscal years and the subsequent interim period through February 16, 2024, there were no disagreements with Assurance on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Assiramce. would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company’s most recent fiscal years and the subsequent period through February 16, 2024, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2025, was $5,665.

The aggregate fees billed by M&K CPAs,  for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2024, was $45,300.

The aggregate fees billed by M&K CPAs,  for professional services rendered for the audit and review of our financial statements for the fiscal year ended September 30, 2025, was $61,500.

Audit Related Fees

None

Tax Fees

The aggregate tax fees billed by Webb CPA, P.A. professional services rendered for tax services for the fiscal year ended September 30, 2025 and 2024 was $1,600 and $1,500, respectively.

All Other Fees

There were no other fees billed by M&K CPAS, LLC (“M&K”) for professional services rendered during the fiscal year ended September 30, 2025, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Assurance Dimensions ("Assurance") for professional services rendered during the fiscal year ended September 30, 2025, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

(c) The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed as exhibit 3.01 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.2**	Articles of Amendment to Articles of Incorporation filed March 12, 2001, filed as exhibit 3.02 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.3**	Articles of Amendment to Articles of Incorporation filed October 4, 2004, filed as exhibit 3.03 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.4**	Articles of Amendment to Articles of Incorporation filed March 31, 2005, filed as exhibit 3.04 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.5**	Articles of Amendment to Articles of Incorporation filed May 9, 2008, filed as exhibit 3.02 to the registrant's registration statement on Form S-1 on May 28, 2008, Commission File Number 333-135585.
3.6**	Articles of Amendment to Articles of Incorporation filed June 28, 2010, filed as exhibit 3.7 to the registrant's Form 10-Q on February 14, 2011, Commission File Number 333-135585.
3.7**	Articles of Amendment to Articles of Incorporation filed May 6, 2011, filed as exhibit 3.1 to the registrant's Form 8-K on May 6, 2011, Commission File Number 333-135585.
3.8**	Articles of Amendment to Articles of Incorporation filed April 19, 2012, filed as exhibit 3.09 to the registrant's Form 10-Q on May 14, 2012, Commission File Number 333-135585.
3.9**	Articles of Amendment to Articles of Incorporation filed September 7, 2012, filed as exhibit 3.1 to the registrant's Form 8-K on September 7, 2012, Commission File Number 333-135585.
3.10**	Articles of Amendment to Articles of Incorporation filed September 19, 2012, filed as exhibit 3.1 to the registrant's Form 8-K on September 19, 2012, Commission File Number 333-135585.
3.11**	Articles of Amendment to Articles of Incorporation filed October 5, 2012, filed as exhibit 3.1 to the registrant's Form 8-K on October 5, 2012, Commission File Number 333-135585.
3.12**	Articles of Amendment to Articles of Incorporation filed December 28, 2013, filed as exhibit 3.12 to the registrant's Form 8-K on January 14, 2014, Commission File Number 333-135585.
3.13**	Bylaws, filed as exhibit 3.05 to the registrant's registration statement on Form SB-2 on July 3, 2006, Commission File Number 333-135585.
3.14**	Amended and Restated Bylaws, filed as exhibit 3.1 to the registrant's Form 8-K on July 26, 2010, Commission File Number 333-135585.
10.1**	Employment Agreement dated October 5, 2012, between Larry M. Reid and the registrant, filed as exhibit 10.1 to the registrant's Form 8-K on October 12, 2012, Commission File Number 333-135585.
10.2**	Lease Agreement dated November 30, 2014, between BGNP Associates, LLC and Cleartronic, Inc, filed as Exhibit 10.10 to the registrant's Form 10-K on January 13, 2015, Commission File Number 000-55329
10.3**	Employment Agreement dated March 13, 2015, between Larry M. Reid and the registrant, filed as Exhibit 10.1 to the registrant's Form 8-K on March 18, 2015, Commission File Number 000-55329
10.4**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.1 to the registrant's Form 8-K on April 10, 2015, Commission File Number 000-55329
10.5**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 270,024 shares of Series D Convertible Preferred stock, filed as exhibit 10.2 to the registrant's Form 8-K on April 10, 2015, Commission File Number 000-55329
10.6**	Subscription Agreement between registrant and private accredited investor dated March 31, 2015 for purchase of 278,743 shares of Series D Convertible Preferred stock, filed as exhibit 10.3 to the registrant's Form 8-K on April 10, 2015, Commission File Number 000-55329
10.7**	Promissory Note date November 24, 2015 in the original amount of $50,000 issued to Mr. Marc Moore filed as exhibit 10.18 to the registrant's Form 10-K on January 13, 2016, Commission File 000-55329.
10.8**	Asset Purchase Agreement dated November 29, 2016 between the registrant and Collabria LLC. Filed as an exhibit to the registrant's Form 8-K on December 5, 2016.
10.9**	Employment Agreement dated November 28, 2016 between the registrant and Mr. Moore.
10.10**	Promissory Note dated September 27, 2017 in the amount of $35,000 issued to Richard Martin.
10.11**	Promissory Note dated October 12, 2017 in the amount of $15,000 issued to Richard Martin
10.12**	Installment Note dated September 30, 2019 in the amount of $75,279 issued to Richard Martin
10.13**	Lease Agreement dated December 1, 2018 , between BGNP Associates, LLC and VoiceInterop, Inc.
10.14**	Promissory Note dated December 2, 2019 in the amount of $50,000 issued to Mr. John F. Marek.
31.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael M. Moore, Chief Executive Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Larry M. Reid, Chief Financial Officer and Principal Accounting Officer of Cleartronic, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	XBRL Instance Document (XBRL tags are embedded within the Inline iXBRL document)

*	Filed herewith.
**	Previously filed.
+	To be filed as amendment to FORM 10K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARTRONIC, INC.

Date: December 30, 2025

By	/s/ Michael M. Moore
Michael M. Moore, Chief Executive Officer

By	/s/ Larry M. Reid
Larry M. Reid, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 30, 2025

By	/s/ Michael M. Moore
Michael M. Moore, Chief Executive Officer

By	/s/ Larry M. Reid
Larry M. Reid, Chief Financial Officer and
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

To the Board of Directors and Stockholders of Cleartronic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cleartronic, Inc. (the Company) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Transactions and Improper Revenue Recognition

Auditing the Company’s revenue recognition required significant judgment in applying ASC 606. Specifically, auditing management’s evaluation of customer agreements involved assessing the identification and allocation of standalone transaction prices to performance obligations under ASC 606.

As such, Revenue Transactions and Improper Revenue Recognition was identified as a Critical Audit Matter. This was due to the high volume of transactions, and the risk of improper cut-off. As a result, auditing revenue required significant auditor judgment, particularly in evaluating the completeness, existence, and accuracy of reported revenue.

Improper revenue recognition could materially misstate the financial statements and key financial indicators, especially given the Company’s growth initiatives, which may create pressure to meet revenue targets.

To address these risks, we reviewed and assessed customer agreements and management’s evaluation of key terms and related disclosures. We also performed substantive audit procedures to test the appropriateness, accuracy, and completeness of recorded revenue transactions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

December 30, 2025

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,124,052	$849,727
Accounts receivable, net of an allowance for credit losses of $150,308 as of September 30, 2025 and $60,665 as of September 30, 2024	208,233	230,686
Inventory	103,524	41,532
Prepaid expenses and other current assets	94,101	82,196
Total current assets	1,529,910	1,204,141

Property and Equipment, net	38,295	40,832
Intangible Asset - customer list, net	38,333	48,333

Operating lease - right-of-use asset	-	5,983
Total assets	$1,606,538	$1,299,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$171,877	$121,889
Deferred revenue	1,791,311	1,373,325
Operating lease liability	-	6,506
Total liabilities	1,963,188	1,501,720

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 512,996 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,238,517 and 229,160,695, shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,599,119)	(15,444,900)
Total stockholders' deficit	(356,650)	(202,431)
Total liabilities and stockholders' deficit	$1,606,538	$1,299,289

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Revenue	$4,103,388	$3,126,148
Cost of Revenue	893,466	866,402
Gross Profit	3,209,922	2,259,746

Operating Expenses:
Selling expenses	341,226	287,676
Administrative expenses	3,026,904	2,074,139
Depreciation and amortization expense	21,847	9,496
Research and development	8,000	189,022
Total Operating Expenses	3,397,977	2,560,333

Gain on the settlement of accounts payable	-	42,941
Note and interest receivable - related party write off	-	(58,891)
Interest income/expense, net	33,836	44,412
Total Other Income/(Expenses)	33,836	28,462

Loss before income taxes	(154,219)	(272,125)

Provision for income taxes from continuing operations	-	-

Net (loss)	(154,219)	(272,125)

Preferred stock dividends Series A Preferred	(41,036)	(41,148)

Net (loss) attributable to common stockholders	$(195,255)	$(313,273)

Net (loss) per common share - basic	$(0.00)	$(0.00)

Net (loss) per common share - diluted	$(0.00)	$(0.00)

Weighted Average of number of shares outstanding basic	229,238,304	229,160,695

Weighted Average of number of shares outstanding diluted	229,238,304	229,160,695

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2023	512,996	$5	-	-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,237,292)	$5,177

Prior period adjustment (See Note 2)	-	-	-	-	-	-	-	-	-	-	-	-	-	64,517	64,517

Net loss for the year ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(272,125)	(272,125)

Balance at September 30, 2024	512,996	5	-	-	3,133,503	32	670,904	7	3,000,000	30	229,160,695	2,291	15,240,104	(15,444,900)	(202,431)

Fractional share true up	-	-	-	-	-	-	-	-	-	-	77,822	-	-	-	-

Net loss for the year ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	(154,219)	(154,219)

Balance at September 30, 2025	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,599,119)	$(356,650)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year	For the Year
	Ended	Ended
	September 30, 2025	September 30, 2024
NET LOSS	$(154,219)	$(272,125)
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	21,847	9,496
Amortization of operating lease - right-of-use asset	5,983	23,931
Gain on settlement of accounts payable	-	(42,941)
Provision for credit losses	110,143	20,000
Impairment of intangible asset		44,373
Loss on sale of fixed asset	483	-
Note and interest receivable - related party write off(Increase)decrease in assets:	-	58,891
(Increase) decrease in assets:
Accounts receivable	(87,690)	359,404
Inventory	(61,992)	(19,619)
Prepaid expenses and other current assets	(11,905)	(16,539)
Increase (decrease) in liabilities:
Accounts payable	49,988	78,972
Deferred revenue	417,986	195,645
Operating lease liability	(6,506)	(24,581)
Net Cash Provided by Operating Activities	284,118	414,907

Cash Flows From Investing Activities
Purchase of fixed assets	(9,793)	(32,135)
Purchase of intangible assets	-	(50,000)
Net Cash Used in Investing Activities	(9,793)	(82,135)

Cash Flows From Financing Activities	-	-

Net increase in cash	274,325	332,772

Cash at beginning of year	849,727	516,955

Cash at end of year	$1,124,052	$849,727

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Prior period adjustment	$-	$64,517

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

September 30, 2025 and 2024

NOTE 1 - ORGANIZATION

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™,  ReadyMed ™  Alastar platforms and the AudioMate IP gateways discussed below.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on September 30, 2025. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at September 30, 2025.

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

The Company provided $150,308 and $60,665 allowances for doubtful accounts as of September 30, 2025, and September 30, 2024, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of September 30, 2025 and September 30, 2024, respectively.

At September 30, 2025 inventory was $103,524 of raw materials and finished goods.

At September 30, 2024, inventory was $41,532 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $38,250 and $38,250 at September 30, 2025 and September 30, 2024, respectively. Prepaid expenses totaled $94,101 and $82,196 at September 30, 2025 and September 30, 2024, respectively.

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

There were no impairments recorded during the years ended September 30, 2025 and 2024, respectively.

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

At September 30, 2025 and September 30, 2024, intangible assets, net, is as follows:

	For the year ended September 30, 2025	For the year ended September 30, 2024
Intangible Assets	$-	$44,373
Less: Impairment Loss	-	(44,373)
Total Intangible Assets, net	$-	$-

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At September 30, 2025 and September 30, 2024, intangible asset – client list, net, is as follows:

	For the year ended September 30, 2025	For the year ended September 30, 2024
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(11,667)	(1,667)
Total Intangible Assets, net	$38,333	$48,333

Amortization expense for the years ended September 30, 2025 and 2024, was $10,000 and $1,667, respectively.

Estimated future amortization expense for the year ended September 30,

2026	$10,000
2027	10,000
2028	10,000
2029	8,333
$38,333

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of September 30, 2025 and September 30, 2024, the Company had $23,583 and $92,982, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the years ended September 30, 2025, and 2024, the Company incurred $8,000 and $189,022, respectively, in research and development expenses.

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

On occasion we host conferences for our current and potential clients.  Conference registration revenues are recognized at a point in time when the related conference is held and the Company has satisfied its performance obligations.  Payments received in advance are recorded as deferred revenue.  These charges are recorded as consulting fees in our income statement.

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

As of September 30, 2025 and September 30, 2024, respectively, the Company recorded $1,791,311 and $1,373,325, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the years ended
	September 30, 2025	September 30, 2024
Licensing of ReadyOp Software	$3,691,273	$2,414,949
Hardware Sales and Consulting	412,115	711,199
Total	$4,103,388	$3,126,148

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the year ended September 30, 2025 and year ended September 30, 2024:

	For the year ended September 30, 2025	For the year ended September 30, 2024
Beginning balance	$1,373,325	$1,177,680
Additions to deferred liability (1)	4,521,374	3,321,793
Deductions to deferred liability (2)	(4,103,388)	(3,126,148)
Ending balance	$1,791,311	$1,373,325

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

As of September 30, 2025 and 2024, we had no options and warrants outstanding.

As of September 30, 2025 and 2024, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of September 30, 2025 and 2024, we had 3,133,503  shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 and  shares of common stock.

As of September 30, 2025 and 2024, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of September 30, 2025 and 2024, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.The table below details the computation of basic and diluted earnings per share (“EPS”) for the years ended September 30, 2025 and 2024:

	For the year ended September 30, 2025	For the year ended September 30, 2024
Net (loss) attributable to common stockholders for the period	$(154,219)	$(313,273)

Weighted average number of shares outstanding	229,238,304	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the year ended September 30, 2025	For the year ended June 30, 2024
Net (loss) attributable to common stockholders for the period	$(154,219)	$(313,273)
Add: Preferred stock dividends	-	-

Adjusted net (loss) income	$(154,219)	$(313,273)

Weighted average number of shares outstanding	229,238,304	229,160,695
Add: Shares issued upon conversion of preferred stock	-	-
Weighted average number of common and common equivalent shares	229,238,304	229,160,695

Diluted earnings per share	$(0.00)	$0.00

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

As of September 30, 2025 and September 30, 2024, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during  the year ended September 30, 2025 and year ended September 30, 2024, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $16,257 and $174,920 during year ended September 30, 2025 and 2024, respectively.

EMPLOYEE BENEFITS

The Company's employees have access to a qualified 401(k)defined contribution plan.

The Company’s matching contributions expenditure under the plan was $98,423 and $14,965 during the year ended September 30, 2025 and 2024.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

Accordingly, the Company will adopt ASU 2025-05 for its fiscal year beginning July 1, 2026.

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

LEASE ACCOUNTING

We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. We currently have no lease agreements in place.

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

On December 2, 2022, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent was $2,134 in year one and increases to $2,198 in year two. The lease expired on November 30, 2024. Our current office space lease is month-to-month.

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Assets

Operating lease -right-of-use assets-non-current	$-	$5,983

Liabilities

Operating lease liability	$-	$6,506

Weighted-average remaining lease term (years)	-	0.25

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$5,983	$23,932
Lease liability expense in connection with obligation repayment	87	1,604
Total operating lease costs	$6,070	$25,536

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$6,594	$26,184
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At September 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2025:

2025	$-
Total undiscounted cash flows	-
Less: amount representing interest	-
Present value of operating lease liability	-
Less: current portion of operation lease liability	(-)
Long-term operating lease liability	$-

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At September 30, 2025 and September 30, 2024, property and equipment, net, is as follows:

	For the year ended September 30, 2025	For the year ended September 30, 2024
Office Equipment	$67,900	$60,175
Less: Accumulated Depreciation	(29,605)	(19,343)
Total Property and Equipment, net	$38,295	$40,832

Depreciation expense for the years ended September 30, 2025 and 2024, was $10,262 and $9,496, respectively.

During the year ended September 30, 2025, the Company recognized a $483 loss on the sale of property and equipment. The loss is included in other income and expense, net in the accompanying consolidated statements of operations.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of September 30, 2025 and September 30, 2024, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $288,365 and $247,329, respectively.

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

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of September 30, 2025 and 2024, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 2025 and 2024, the Company paid $36,000 and $39,000, respectively, to a related party consultant.

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

Obligation Under Operating Lease

On December 2, 2023, and effective on January 1, 2023, the Company signed a two-year lease of 1,145 square feet for our principal offices in Clearwater, Florida. The monthly rent is $2,134 in year one and increases to $2,198 in year two. The lease expired on November 30, 2024. On January 1, 2023, upon adoption of ASC 842, the Company will recognized right-to-use assets as operating leases and operating lease obligations. Effective January 1, 2025, the Company has a month-to-month lease.

Rent expense incurred during the years ended September 30, 2025 and 2024 was $22,862 and $21,266, respectively.

Revenue and Accounts Receivable Concentration

For the year ended September 30, 2025, no customer accounted for more than 10% of the Company’s revenues.

For the year ended September 30, 2024, one customer accounted for 15.99% of the Company’s revenues.

As of September 30, 2025, two customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2024, one customer accounted for more than 12% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of September 30, 2025, one customer accounted for 17.38% of the Company’s total outstanding deferred revenue.

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

NOTE 9 - DEFERRED INCOME TAXES

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company has no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required as of September 30, 2025 and 2024.

The Company filed consolidated tax returns for the years ended September 30, 2025 and 2024, which are subject to examination by federal and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2025 and 2024. The Company’s U.S. federal income tax returns for tax years 2020 through 2025 are subject to examination by the Internal Revenue Service.

The Company calculates its deferred tax assets based upon its consolidated net operating loss (“NOL”) carryovers available to offset future taxable income, net of other tax credit(s) or tax deferred liabilities, if any. No deferred tax assets for the years ended September 30, 2025 and 2024 have been recorded since any available deferred tax assets are fully offset by increases in its valuation allowances. The Company increased its valuation allowance based on its history of consolidated net losses. At September 30, 2025, the Company has an adjusted net operating loss carryforward of approximately $13,837,000 that expire through 2045. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforwards.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes plus any available consolidated, net deferred tax credits. Significant components of the Company's net deferred income tax assets at September 30, 2025 and 2024, respectively are as follows:

	September 30, 2025	September 30, 2024
Depreciation	$5,537	$2,407
Allowance for credit losses	73,702	45,786
Net operating loss carryforward	3,507,047	3,505,693
Net deferred income tax asset	3,586,286	3,553,886
Less: valuation allowance	(3,586,286)	(3,553,886)
Total deferred income tax assets	$-	$-

A reconciliation of the Federal and respective State income tax rate as a percentage of income before taxes is as follows:

	September 30, 2025	September 30, 2024

Federal statutory taxes	$(30,605)	$(54,003)
State income taxes, net of federal benefit	(8,482)	(14,967)
Change in tax estimates	33,453	7,476
Less: Valuation allowance, non-deductible items	4,280	4,814
Change in valuation allowance	1,354	(56,680)
	$-0-	$-0-

	September 30, 2025	September 30, 2024

Federal statutory Income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.35%	4.35%
Effective rate of deferred tax asset	25.35%	25.35%
Less: Valuation allowance	(25.35%)	(25.35%)
Effective income tax rate	0.00%	0.00%

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