Form 10-Q
period 2025-12-31
Cleartronic, Inc.
filed 2026-02-13
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,238,517 shares as of February 13, 2026.

-i-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,270,073	$1,124,052
Accounts receivable, net of an allowance for credit losses of $122,480 as of December 31, 2025 and $150,308 as of September 30, 2025	149,212	208,233
Inventory	101,372	103,524
Prepaid expenses and other current assets	118,450	94,101
Total current assets	1,639,107	1,529,910

Property and Equipment, net	37,015	38,295
Intangible Asset - customer list, net	35,833	38,333
Total assets	$1,711,955	$1,606,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$127,977	$171,877
Deferred revenue	1,745,822	1,791,311
Total liabilities	1,873,799	1,963,188

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized; 512,996 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,238,517 and 229,238,517 shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,404,313)	(15,599,119)
Total stockholders' deficit	(161,844)	(356,650)
Total liabilities and stockholders' deficit	$1,711,955	$1,606,538

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
Revenue	$1,252,539	$967,324
Cost of Revenue	174,963	214,938
Gross Profit	1,077,576	752,386

Operating Expenses:
Selling expenses	25,927	53,089
Administrative expenses	861,467	747,734
Depreciation and amortization expense	5,393	5,483
Research and development	2,000	2,000
Total Operating Expenses	894,787	808,306

Interest income/expense, net	12,017	6,795
Total Other Income/(Expenses)	12,017	6,795

Loss before income taxes	194,806	(49,125)

Provision for income taxes from continuing operations	-	-

Net income (loss)	194,806	(49,125)

Preferred stock dividends Series A Preferred	(10,343)	(10,343)

Net income (loss) attributable to common stockholders	$184,463	$(59,468)

Net income (loss) per common share - basic	$0.00	$(0.00)

Net income (loss) per common share - diluted	$0.00	$(0.00)

Weighted Average of number of shares outstanding - basic	229,238,517	229,160,695

Weighted Average of number of shares outstanding - diluted	599,560,152	229,160,695

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

(Unaudited)

													Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2025 (Audited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,599,119)	$(356,650)

Net income for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	194,806	194,806

Balance at December 31, 2025 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,404,313)	$(161,844)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

(Unaudited)

													Additional
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2024 (Audited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,444,900)	$(202,431)

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	(49,125)	(49,125)

Balance at December 31, 2024 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,160,695	$2,291	$15,240,104	$(15,494,025)	$(251,556)

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2025	December 31, 2024
NET LOSS	$194,806	$(49,125)
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,393	5,483
Amortization of operating lease - right-of-use asset	-	5,983
Recovery of credit losses	(27,828)	-
(Increase) decrease in assets:
Accounts receivable	86,849	(70,019)
Inventory	2,152	5,890
Prepaid expenses and other current assets	(24,349)	6,315
Increase (decrease) in liabilities:
Accounts payable	(43,900)	(23,394)
Deferred revenue	(45,489)	(39,341)
Operating lease liability	-	(6,506)
Net Cash Provided by Operating Activities	147,634	(164,714)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,613)	-
Net Cash Used in Investing Activities	(1,613)	-

Cash Flows From Financing Activities	-	-

Net increase in cash	146,021	(164,714)

Cash at beginning of period	1,124,052	849,727

Cash at end of period	$1,270,073	$685,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to Condensed Consolidated Financial Statements

December 31, 2025

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2025, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 30, 2025. The results of operations for the three months ended December 31, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2026.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on December 31, 2025. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheets at December 31, 2025 and September 30, 2025.

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

The Company provided $122,480 and $150,308 allowances for doubtful accounts as of December 31, 2025, and September 30, 2025, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of December 31, 2025 and September 30, 2025, respectively.

At December 31, 2025 inventory was $101,372 of raw materials and finished goods.

At September 30, 2025, inventory was $103,524 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $25,500 and $38,250 at December 31, 2025 and September 30, 2025, respectively. Prepaid expenses totaled $118,450 and $94,101 at December 31, 2025 and September 30, 2025, respectively.

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

There were no impairments recorded during the three months ended December 31, 2025 and 2024, respectively.

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At December 31, 2025 and September 30, 2025, intangible asset – client list, net, is as follows:

	For three months ended December 31, 2025	For the three months ended December 31, 2024
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(14,167)	(4,667)
Total Intangible Assets, net	$35,833	$45,333

Amortization expense for the three months ended December 31, 2025 and 2024, was $2,500 and $2,500, respectively.

Estimated future amortization expense for the year ended September 30,

2026 (9 Months)	$7,500
2027	10,000
2028	10,000
2029	8,333
$35,833

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of December 31, 2025 and September 30, 2025, the Company had $0 and $23,583, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended December 31, 2025 and 2024, the Company had $2,000 and $2,000 respectively, in research and development costs.

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

As of December 31, 2025 and September 30, 2025 respectively, the Company recorded $1,745,822 and $1,791,311, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	December 31, 2025	December 31, 2024
Licensing of ReadyOp Software	$1,004,282	$851,301
Hardware Sales and Consulting	248,257	116,023
Total	$1,252,539	$967,324

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the three months ended December 31, 2025 and year ended September 30, 2025:

	For the three months ended December 31, 2025	For the year ended September 30, 2025
Beginning balance	$1,791,311	$1,373,325
Additions to deferred liability (1)	1,252,539	4,521,374
Deductions to deferred liability (2)	(1,298,028)	(4,103,388)
Ending balance	$1,745,822	$1,791,311

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

As of December 31, 2025 and 2024, we had no options and warrants outstanding.

As of December 31, 2025 and 2024, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of December 31, 2025 and 2024, we had 3,133,503  shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 and  shares of common stock.

As of December 31, 2025 and 2024, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of December 31, 2025 and 2024, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock.The table below details the computation of basic and diluted earnings per share (“EPS”) for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025	For the three months ended December 31, 2024
Net income (loss) attributable to common stockholders for the period	$184,463	$(59,468)

Weighted average number of shares outstanding	229,238,517	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended December 31, 2025	For the three months ended December 31, 2024
Net income (loss) attributable to common stockholders for the period	$184,463	$(59,468)
Add: Preferred stock dividends	10,343	-

Adjusted net income (loss) income	$194,806	$(59,468)

Weighted average number of shares outstanding	229,238,517	229,160,695
Add: Shares issued upon conversion of preferred stock	370,321,635	-
Weighted average number of common and common equivalent shares	599,560,152	229,160,695

Diluted earnings per share	$(0.00)	$0.00

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

As of December 31, 2025 and September 30, 2025, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during  the three months ended December 31, 2025 and year ended September 30, 2025, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $1,949 and $31,540 during the three months ended December 31, 2025 and 2024, respectively.

EMPLOYEE BENEFITS

The Company's employees have access to a qualified 401(k)defined contribution plan.

The Company’s matching contributions expenditure under the plan was $25,761 and $26,854 during the three months ended December 31, 2025 and 2024.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Assets

Operating lease -right-of-use assets-non-current	$-	$-

Liabilities

Operating lease liability	$-	$-

Weighted-average remaining lease term (years)	-	-

Weighted-average discount rate	-%	-%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$-	$5,983
Lease liability expense in connection with obligation repayment	-	87
Total operating lease costs	$-	$6,070

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$6,594
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At September 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At December 31, 2025 and September 30, 2025, property and equipment, net, is as follows:

	For the three months ended December 31, 2025	For the year ended September 30, 2025
Office Equipment	$67,900	$67,900
Less: Accumulated Depreciation	(30,885)	(29,605)
Total Property and Equipment, net	$37,015	$38,295

Depreciation expense for the three months ended December 31, 2025 and 2024, was $2,893 and $2,983, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of December 31, 2025 and September 30, 2025, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $298,711 and $288,365, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2025 and 2024, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

As of December 31, 2025, there was $807 owed to the Company’s Principal Executive Officer for expenses paid on behalf of the Company.  The balance was paid in full in January 2026.

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

Rent expense incurred during the three months ended December 31, 2025 and 2024 was $6,192 and $5,854, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended December 31, 2025, no customer accounted for more than 10% of the Company’s revenues.

For the three months ended December 31, 2024, one customer accounted for 8.79% of the Company’s revenues.

As of December 31, 2025, two customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2025, two customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of December 31, 2025, one customer accounted for 9.74% of the Company’s total outstanding deferred revenue.

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

NOTE 7 - SEGMENT INFORMATION

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

Overview

Cleartronic, Inc. (the “Company”) was incorporated in Florida on November 15, 1999. All current operations are conducted through the Company’s wholly owned subsidiary, ReadyOp Communications, Inc. (“ReadyOp”), a Florida corporation incorporated on September 15, 2014. ReadyOp facilitates the marketing and sales of subscriptions to the ReadyOp™ and ReadyMed™ platform, Alastar platforms and the AudioMate IP gateways discussed below.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2024

Revenue

Revenues increased 29.48% to $1,252,539 for the three months ended December 31, 2025 as compared to $967,324 for the three months ended December 31, 2024. The primary reason for the increase was an increase in revenue from the ReadyOp and Alastar platforms from $851,301 in 2024 to $1,004,282 in 2025. There was also an increase in sales of ReadyOp hardware products from $21,395 in 2024 to $29,500 in 2025. Consulting fees and related income increased from $94,628 in 2024 to $218,757 in 2025 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues decreased to $174,963 for the three months ended December 31, 2025 as compared to $214,938 for the three months ended December31, 2024. The primary reason for the decrease was due to a decrease in expenses associated with trade show attendance and other marketing expenses.  Gross profits were $1,077,576 and $752,386 for the three months ended December 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses increased 10.70% to $894,787 for the three months ended December 31, 2025 compared to $808,306 for the three months ended December 31, 2024. The increase was primarily due to administrative expenses, with a slight offset in research and development expenses, and selling expenses. General and administrative expenses increased by $113,733 or 15.21% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the three months.

For the three months ended December 31, 2025, selling expenses were $25,927 compared to $53,089 for the three months ended December 31, 2024. This decrease was primarily due to a decrease in advertising and off set by a slight increase in travel expenses as the Company and recovery of credit losses associated with bad debt write off.

Research and development expenses were $2,000 for the three months ended December 31, 2025, as compared to $2,000 for the three months ended December 31, 2024. There was no change in research and development expenses.

Other Income/(Expenses)

The Company's other income increased by $5,222 from other income of $6,795 during the three months ended December 31, 2024 as compared to $12,017 in other income for the three months ended December 31, 2025. This increase was due to an increase in interest income on treasury bill investments of $9,084 for the three months ended December 31, 2025.

Income (Loss) before Income Taxes

The Company’s income before income taxes was $194,806, during the three months ended December 31, 2025, as compared to loss of $49,125 income before income taxes for the three months ended December 31, 2024 due to the increase in revenue that was partially offset by the increase in the Company’s operating expenses.

Net Income (Loss) Income Attributable to Common Stockholders

Net income attributable to common stockholders was $184,463 for the three months ended December 31, 2025 as compared to a net loss of $59,468 for the three months ended December 31, 2024. The increase was primarily due to an increase in revenue which was partially offset by an increase in operating expenses. The increased costs were partially due to addition of new employees associated with Alastar . The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2025, net cash provided in operations of $147,634 was the result of a net income of $194,806, depreciation and amortization expense of $5,393, an increase of accounts receivable of $86,849. These were offset by a decrease in accounts payable of $43,900, a recovery of credit losses of $27,828, a decrease in deferred revenue of $45,489, a decrease in inventory of $2,152 and an increase in prepaid expenses of $24,349.

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

Net cash used in investing activities was $1,613 and $0 for the three months ended December 31, 2025 and 2024, respectively, which was for the purchase of fixed assets.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2025 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

An evaluation was conducted by the registrant’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

February 13, 2026

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer