Form 10-Q
period 2026-03-31
Cleartronic, Inc.
filed 2026-05-12
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,238,517 shares as of May 11, 2026.

-i-

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,059,508	$1,124,052
Accounts receivable, net of an allowance for credit losses of $109,691 as of March 31, 2026 and $150,308 as of September 30, 2025	240,787	208,233
Inventory	77,419	103,524
Prepaid expenses and other current assets	87,042	94,101
Total current assets	1,464,756	1,529,910

Property and Equipment, net	40,847	38,295
Intangible Asset - customer list, net	33,333	38,333

Total assets	$1,538,936	$1,606,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$193,870	$171,877
Deferred revenue	1,443,139	1,791,311
Total liabilities	1,637,009	1,963,188

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized; 512,996 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,238,517 and 229,238,517 shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,340,542)	(15,599,119)
Total stockholders' deficit	(98,073)	(356,650)
Total liabilities and stockholders' deficit	$1,538,936	$1,606,538

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Six Months Ended March 31, 2026	For the Six Months Ended March 31, 2025
Revenue	$1,133,502	$955,703	$2,386,041	$1,923,027
Cost of Revenue	227,861	180,651	402,824	395,589
Gross Profit	905,641	775,052	1,983,217	1,527,438

Operating Expenses:
Selling expenses	60,782	64,901	86,709	117,990
Administrative expenses	784,955	735,902	1,646,422	1,483,636
Depreciation and amortization expense	5,670	5,722	11,063	11,205
Research and development	2,000	4,000	4,000	6,000
Total Operating Expenses	853,407	810,525	1,748,194	1,618,831

Interest income/expense, net	11,537	7,381	23,554	14,176
Total Other Income/(Expenses)	11,537	7,381	23,554	14,176

Income (Loss) before income taxes	63,771	(28,092)	258,577	(77,217)

Provision for income taxes from continuing operations	-	-	-	-

Net income (loss)	63,771	(28,092)	258,577	(77,217)

Preferred stock dividends Series A Preferred	(10,119)	(10,118)	(20,462)	(20,461)

Net income (loss) attributable to common stockholders	$53,652	$(38,210)	$238,115	$(97,678)

Net income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average of number of shares outstanding - basic	229,238,517	229,160,695	229,238,517	229,160,695

Weighted Average of number of shares outstanding - diluted	599,560,152	229,160,695	599,560,152	229,160,695

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2025 (Audited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,599,119)	$(356,650)

Net income for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	194,806	194,806

Balance at December 31, 2025 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,404,313)	$(161,844)

Net income for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	-	-	-	63,771	63,771

Balance at March 31, 2026 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,340,542)	$(98,073)

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

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2026	March 31, 2025
NET INCOME (LOSS )	$258,577	$(77,217)
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	11,065	11,205
Amortization of operating lease - right-of-use asset	-	5,983
Recovery of credit losses	(20,952)	-
(Increase) decrease in assets:
Accounts receivable	(11,602)	(102,503)
Inventory	26,105	6,611
Prepaid expenses and other current assets	7,059	4,983
Increase (decrease) in liabilities:
Accounts payable	21,993	68,895
Deferred revenue	(348,172)	(36,396)
Operating lease liability	-	(6,506)
Net Cash Used In Operating Activities	(55,927)	(124,945)

Cash Flows From Investing Activities
Purchase of fixed assets	(8,617)	(4,768)
Net Cash Used in Investing Activities	(8,617)	(4,768)

Cash Flows From Financing Activities	-	-

Net increase in cash	(64,544)	(129,713)

Cash at beginning of period	1,124,052	849,727

Cash at end of period	$1,059,508	$720,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2025, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 30, 2025. The results of operations for the six months ended March 31, 2026, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2026.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on March 31, 2026. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheets at March 31, 2026 and September 30, 2025.

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

The Company provided $109,691 and $150,308 allowances for doubtful accounts as of March 31, 2026, and September 30, 2025, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of March 31, 2026 and September 30, 2025, respectively.

At March 31, 2026 inventory was $77,419 of raw materials and finished goods.

At September 30, 2025, inventory was $103,524 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $12,750 and $38,250 at March 31, 2026 and September 30, 2025, respectively. Prepaid expenses totaled $87,042 and $94,101 at March 31, 2026 and September 30, 2025, respectively.

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

There were no impairments recorded during the three and six months ended March 31, 2026 and 2025, respectively.

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At March 31, 2026 and September 30, 2025, intangible asset – client list, net, is as follows:

	For six months ended March 31, 2026	For the six months ended March 31, 2025
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(16,667)	(6,667)
Total Intangible Assets, net	$33,333	$43,333

Amortization expense for the three months ended March 31, 2026 and 2025, was $2,500 and $2,500, respectively.

Amortization expense for the six months ended March 31, 2026 and 2025, was $5,000 and $5,000, respectively.

Estimated future amortization expense for the year ended September 30,

2026 (6 Months)	$5,000
2027	10,000
2028	10,000
2029	8,333
$33,333

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of March 31, 2026 and September 30, 2025, the Company had $0 and $23,583, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended March 31, 2026 and 2025, the Company had $2,000 and $4,000 respectively, in research and development costs.

For the six months ended March 31, 2026 and 2025, the Company had $4,000 and $6,000 respectively, in research and development costs.

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

As of March 31, 2026 and September 30, 2025 respectively, the Company recorded $1,443,139 and $1,791,311, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	March 31, 2026	March 31, 2025
Licensing of ReadyOp Software	$997,213	$880,274
Hardware Sales and Consulting	136,289	75,429
Total	$1,133,502	$955,703

	For the six months ended
	March 31, 2026	March 31, 2026
Licensing of ReadyOp Software	$2,001,495	$1,731,576
Hardware Sales and Consulting	384,546	191,451
Total	$2,386,041	$1,923,027

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the six months ended March 31, 2026 and year ended September 30, 2025:

	For the six months ended March 31, 2026	For the year ended September 30, 2025
Beginning balance	$1,791,311	$1,373,325
Additions to deferred liability (1)	2,386,041	4,521,374
Deductions to deferred liability (2)	(2,734,213)	(4,103,388)
Ending balance	$1,443,139	$1,791,311

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

As of March 31, 2026 and 2025, we had no options and warrants outstanding.

As of March 31, 2026 and 2025, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of March 31, 2026 and 2025, we had 3,133,503  shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 shares of common stock.

As of March 31, 2026 and 2025, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of March 31, 2026 and 2025, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock. The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net income (loss) attributable to common stockholders for the period	$53,652	$(38,210)

Weighted average number of shares outstanding	229,238,517	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net income (loss) attributable to common stockholders for the period	$53,652	$(38,210)
Add: Preferred stock dividends	10,119	10,118

Adjusted net income (loss) income	$63,771	$(28,092)

Weighted average number of shares outstanding	229,238,517	229,160,695
Add: Shares issued upon conversion of preferred stock	370,321,635	-
Weighted average number of common and common equivalent shares	599,560,152	229,160,695

Diluted earnings per share	$(0.00)	$0.00

	For the six months ended March 31, 2026	For the six months ended March 31, 2025
Net income (loss) attributable to common stockholders for the period	$238,115	$(97,678)

Weighted average number of shares outstanding	229,238,517	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the six months ended March 31, 2026	For the six months ended March 31, 2025
Net income (loss) attributable to common stockholders for the period	$238,115	$(97,678)
Add: Preferred stock dividends	20,462	20,461

Adjusted net income (loss) income	$258,577	$(77,217)

Weighted average number of shares outstanding	229,238,517	229,160,695
Add: Shares issued upon conversion of preferred stock	370,321,635	-
Weighted average number of common and common equivalent shares	599,560,152	229,160,695

Diluted earnings per share	$(0.00)	$0.00

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

As of March 31, 2026 and September 30, 2025, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the three and six months ended March 31, 2026, respectively, and year ended September 30, 2025, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,646 and $3,784 during the three months ended March 31, 2026 and 2025, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $5,595 and $12,237 during the six months ended March 31, 2026 and 2025, respectively.

EMPLOYEE BENEFITS

The Company's employees have access to a qualified 401(k)defined contribution plan.

The Company’s matching contributions expenditure under the plan was $22,848 and $22,856 during the three months ended March 31, 2026 and 2025.

The Company’s matching contributions expenditure under the plan was $48,609 and $49,710 during the six months ended March 31, 2026 and 2025.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances reportable segment disclosure requirements by:

●	Requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”).
●	Requiring disclosure of the title and position of the CODM.
●	Extending certain annual disclosures to interim periods.
●	Clarifying that single reportable segment entities must apply ASC 280 in its entirety.

This ASU was effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required.

The Company adopted ASU 2023-07 effective January 1, 2025, for interim reporting, and for its annual reporting period ended December 31, 2024. The adoption resulted in enhanced segment disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.
●	Requiring disclosure of income taxes paid by jurisdiction.

This ASU was effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis.

The Company adopted ASU 2023-09 effective January 1, 2025. The adoption resulted in enhanced income tax disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged over the remaining life of current (short-term) accounts receivable and current contract assets arising from transactions accounted for under ASC 606.

The Company early adopted ASU 2025-05 effective January 1, 2025 and elected the practical expedient. The amendments were applied prospectively. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

FASB ASU 2024-03 / ASU 2025-01 – Income Statement (Topic 220): Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in annual and interim reporting periods, disaggregated information about certain income statement expense line items in a tabular format, along with a qualitative reconciliation to the captions on the face of the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify that the effective date for non-calendar year-end entities requires initial adoption in an annual reporting period, not an interim period. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied on either a prospective or retrospective basis. The Company is currently assessing the potential impact of ASU 2024-03/2025-01 on its financial statement disclosures.

FASB ASU 2024-04 – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. Adoption may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact that ASU 2024-04 may have on its financial statement presentation and disclosures.

Other Accounting Standards Updates

The Company has evaluated all other recently issued accounting standards not yet effective and has determined that the adoption of such standards is not expected to have a material impact on the Company’s financial statements or disclosures.

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Assets

Operating lease -right-of-use assets-non-current	$-	$-

Liabilities

Operating lease liability	$-	$-

Weighted-average remaining lease term (years)	-	-

Weighted-average discount rate	-%	-%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$-	$5,983
Lease liability expense in connection with obligation repayment	-	87
Total operating lease costs	$-	$6,070

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$6,594
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At September 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At March 31, 2026 and September 30, 2025, property and equipment, net, is as follows:

	For the six months ended March 31, 2026	For the year ended September 30, 2025
Office Equipment	$76,516	$67,900
Less: Accumulated Depreciation	(35,669)	(29,605)
Total Property and Equipment, net	$40,847	$38,295

Depreciation expense for the three months ended March 31, 2026 and 2025, was $3,170 and $3,221, respectively.

Depreciation expense for the six months ended March 31, 2026 and 2025, was $6,063 and $6,163, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of March 31, 2026 and September 30, 2025, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $308,829 and $288,365, respectively.

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

None of the Company’s Series A, B, C, D, or E Preferred Stock contain any redemption rights, whether mandatory or conditional. Because no redemption provisions exist, these shares do not meet the criteria for liability classification under ASC 480-10-25-7. Furthermore, since redemption is not possible under any circumstances, the shares do not qualify as temporary equity under ASC 480-10-S99-3A. Accordingly, the preferred stock is properly classified as permanent equity.

Since the Company has a stockholders' deficit, all issuances of Series A, B, C, D, and E Preferred Stock are presented as a component of stockholders’ deficit in the financial statements.

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of March 31, 2026 and September 30, 2025, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

During the six months ended March 31, 2026 and 2025, the Company paid $18,000 and $18,000, respectively, to a related party consultant.

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

Rent expense incurred during the six months ended March 31, 2026 and 2025 was $8,300 and $10,106, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended March 31, 2026, no customer accounted for more than 10% of the Company’s revenues.

For the three months ended March 31, 2025, no customer accounted for more than 10% of the Company’s revenues.

For the six months ended March 31, 2026, no customer accounted for more than 10% of the Company’s revenues.

For the six months ended March 31, 2025, no customer accounted for more than 10% of the Company’s revenues.

As of March 31, 2026, three customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2025, two customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of March 31, 2026, no customer accounted for than 10% of the Company’s total outstanding deferred revenue.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Revenue

Revenues increased 18.60% to $1,133,502 for the three months ended March 31, 2026 as compared to $955,703 for the three months ended March 31, 2025. The primary reason for the increase was an increase in revenue from the ReadyOp and Alastar platforms from $880,274 in 2025 to $997,213 in 2026. There was also an increase in sales of ReadyOp hardware products from $11,300 in 2025 to $100,500 in 2026. Consulting fees and related income decreased from $64,129 in 2025 to $35,789 in 2026 due to a decrease in consulting activity.

Cost of Revenue

Cost of revenues increased 26.13% to $227,861 for the three months ended March 31, 2026 as compared to $180,651 for the three months ended March 31, 2025. The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and expenses associated with trade show attendance and other marketing expenses.  Gross profits were $905,641 and $775,052 for the three months ended March 31, 2026 and 2025, respectively.

Operating Expenses

Operating expenses increased 5.29% to $853,407 for the three months ended March 31, 2026 compared to $810,525 for the three months ended March 31, 2025. The increase was primarily due to administrative expenses, with a slight offset in selling and research and development expenses. General and administrative expenses increased by $49,053 or 6.67% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the three months.

For the three months ended March 31, 2026, selling expenses were $60,782 compared to $64,901 for the three months ended March 31, 2025, a decrease of 6.35%. This decrease was primarily due to a decrease in advertising expense, travel expenses and offset by a recovery of credit losses.

Research and development expenses were $2,000 for the three months ended March 31, 2026, as compared to $4,000 for the three months ended March 31, 2025, a decrease of 50%. This decrease was primarily due to timing of research and development expenses.

Other Income/(Expenses)

The Company's other income increased by $4,156 from other income of $7,381 during the three months ended March 31, 2025 as compared to $11,537 in other income for the three months ended March 31, 2026, an increase of 56.31%. This increase was due to an increase in interest income on treasury bill investments of $4,123 for the three months ended March 31, 2026.

Income (Loss) before Income Taxes

The Company’s income before income taxes was $63,771, during the three months ended March 31, 2026, as compared to loss of $28,092 income before income taxes for the three months ended March, 2025 due to the increase in revenue that was partially offset by the increase in the Company’s operating expenses.

Net Income (Loss) Income Attributable to Common Stockholders

Net income attributable to common stockholders was $53,652 for the three months ended March 31, 2026 as compared to a net loss of $38,210 for the three months ended March 31, 2025. The increase was primarily due to an increase in revenue which was partially offset by an increase in operating expenses. The increased costs were partially due to addition of new employees associated with Alastar . The preferred stock dividends remained consistent.

FOR THE SIX MONTHS ENDED MARCH 31, 2026 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2025

Revenue

Revenues increased 24.08% to $2,386,041 for the six months ended March 31, 2026 as compared to $1,923,027 for the six months ended March 31, 2025. The primary reason for the increase was an increase in revenue from the ReadyOp and Alastar platforms from $1,731,576 in 2025 to $2,001,495 in 2026. There was also an increase in sales of ReadyOp hardware products from $32,695 in 2025 to $130,000 in 2026. Consulting fees and related income increased from $158,581 in 2025 to $254,546 in 2026 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased 1.83% to $402,824 for the six months ended March 31, 2026 as compared to $395,589 for the six months ended March 31, 2025. The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and expenses associated with trade show attendance and other marketing expenses.  Gross profits were $1,983,217 and $1,527,438 for the six months ended March 31, 2026 and 2025, respectively.

Operating Expenses

Operating expenses increased 7.99% to $1,748,194 for the six months ended March 31, 2026 compared to $1,618,831 for the six months ended March 31, 2025. The increase was primarily due to administrative expenses, with a slight offset in selling and research and development expenses. General and administrative expenses increased by $162,786 or 10.97% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the six months.

For the six months ended March 31, 2026, selling expenses were $86,709 compared to $117,990 for the six months ended March 31, 2025, a decrease of 26.51%. This decrease was primarily due to a decrease in advertising expense, travel expenses and offset by a recovery of credit losses.

Research and development expenses were $4,000 for the six months ended March 31, 2026, as compared to $6,000 for the six months ended March 31, 2025, a decrease of 33.33%. This increase was primarily due to timing of research and development expenses.

Other Income/(Expenses)

The Company's other income increased by $9,378 from other income of $14,176 during the six months ended March 31, 2025 as compared to $23,554 in other income for the six months ended March 31, 2026, an increase of 66.15%. This increase was due to an increase in interest income on treasury bill investments of $7,279 for the six months ended March 31, 2026.

Income (Loss) before Income Taxes

The Company’s income before income taxes was $258,577, during the six months ended March 31, 2026, as compared to loss of $77,217 income before income taxes for the six months ended March, 2025 due to the increase in revenue that was partially offset by the increase in the Company’s operating expenses.

Net Income (Loss) Income Attributable to Common Stockholders

Net income attributable to common stockholders was $238,115 for the six months ended March 31, 2026 as compared to a net loss of $97,678 for the six months ended March 31, 2025. The increase was primarily due to an increase in revenue which was partially offset by an increase in operating expenses. The increased costs were partially due to addition of new employees associated with Alastar . The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2026, net cash used in operations of $55,927 was the result of a net income of $258,577, depreciation and amortization expense of $11,065, a recovery of credit losses of $20,952, an increase of accounts receivable of $11,602, a decrease in prepaid expenses of $7,059 and an increase in inventory of $26,105. These were offset by an increase in accounts payable of $21,993 and a decrease in deferred revenue of $348,172.

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

Net cash used in investing activities was $8,617 and $0 for the six months ended March 31, 2026 and 2025, respectively, which was for the purchase of fixed assets.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2025 for information regarding our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process, management concluded that the Company’s disclosure controls and procedures are not effective as of such date. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.

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

May 12, 2026

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer