Form 10-Q
period 2026-06-30
Cleartronic, Inc.
filed 2026-08-12
CIK 1362516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,238,517 shares as of August 11, 2026.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,007,158	$1,124,052
Accounts receivable, net of an allowance for credit losses of $0 as of June 30, 2026 and $150,308 as of September 30, 2025	145,691	208,233
Inventory	65,613	103,524
Prepaid expenses and other current assets	110,797	94,101
Total current assets	1,329,259	1,529,910

Property and Equipment, net	37,556	38,295
Intangible Asset - customer list, net	30,833	38,333

Total assets	$1,397,648	$1,606,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$127,145	$171,877
Deferred revenue	1,293,339	1,791,311
Total Current liabiities	1,420,484	1,963,188

Total liabilities	1,420,484	1,963,188

Commitments and Contingencies (See Note 6)

Stockholders' (deficit) equity:
Series A preferred stock - $.00001 par value; 1,250,000 shares authorized; 512,996 shares authorized, 512,996 issued and outstanding, respectively.	5	5
Series B preferred stock - $.00001 par value; 10 shares authorized, 0 shares issued and outstanding, respectively.	-	-
Series C preferred stock - $.00001 par value; 50,000,000 shares authorized, 3,133,503 and 3,133,503 shares issued and outstanding, respectively.	32	32
Series D preferred stock - $.00001 par value; 10,000,000 shares authorized, 670,904 shares issued and outstanding, respectively.	7	7
Series E preferred stock - $.00001 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively.	30	30
Common stock - $.00001 par value; 5,000,000,000 shares authorized, 229,238,517 and 229,238,517 shares issued and outstanding, respectively.	2,291	2,291
Additional paid-in capital	15,240,104	15,240,104
Accumulated Deficit	(15,265,305)	(15,599,119)
Total stockholders' deficit	(22,836)	(356,650)
Total liabilities and stockholders' deficit	$1,397,648	$1,606,538

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Nine Months Ended June 30, 2026	For the Nine Months Ended June 30, 2025
Revenue	$1,235,269	$1,078,530	$3,621,310	$3,001,557
Cost of Revenue	313,629	263,509	716,453	659,098
Gross Profit	921,640	815,021	2,904,857	2,342,459

Operating Expenses:
Selling expenses	66,025	85,840	152,734	203,830
Administrative expenses	785,821	781,633	2,432,243	2,265,269
Depreciation and amortization expense	5,792	5,414	16,855	16,619
Research and development	-	2,000	4,000	8,000
Total Operating Expenses	857,638	874,887	2,605,832	2,493,718

Interest income/expense, net	11,235	9,004	34,789	23,180
Total Other Income/(Expenses)	11,235	9,004	34,789	23,180

Income (Loss) before income taxes	75,237	(50,862)	333,814	(128,079)

Provision for income taxes from continuing operations	-	-	-	-

Net income (loss)	75,237	(50,862)	333,814	(128,079)

Preferred stock dividends Series A Preferred	(10,231)	(10,231)	(30,693)	(30,692)

Net income (loss) attributable to common stockholders	$65,006	$(61,093)	$303,121	$(158,771)

Net income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average of number of shares outstanding - basic	229,238,517	229,160,695	229,238,517	229,160,695

Weighted Average of number of shares outstanding - diluted	599,560,152	229,160,695	599,560,152	229,160,695

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at September 30, 2025 (Audited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,599,119)	$(356,650)

Net income for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	194,806	194,806

Balance at December 31, 2025 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,404,313)	$(161,844)

Net income for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	-	-	-	63,771	63,771

Balance at March 31, 2026 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,340,542)	$(98,073)

Net income for the three months ended June 30, 2026	-	-	-	-	-	-	-	-	-	-	-	-	-	75,237	75,237

Balance at June 30, 2026 (Unaudited)	512,996	$5	-	$-	3,133,503	$32	670,904	$7	3,000,000	$30	229,238,517	$2,291	$15,240,104	$(15,265,305)	$(22,836)

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

The accompanying notes are an integral part of these consolidated financial statements

CLEARTRONIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2026	June 30, 2025
NET INCOME (LOSS )	$333,814	$(128,079)
Cash Flows From Operating Activities
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	16,856	16,619
Amortization of operating lease - right-of-use asset	-	5,983
Recovery of credit losses	(23,343)	20,500
Loss on sale of fixed asset	-	483
(Increase) decrease in assets:
Accounts receivable	85,885	47,808
Inventory	37,911	11,429
Prepaid expenses and other current assets	(16,696)	(65,988)
Increase (decrease) in liabilities:
Accounts payable	(44,732)	16,463
Deferred revenue	(497,972)	12,975
Operating lease liability	-	(6,506)
Net Cash Used In Operating Activities	(108,277)	(68,313)

Cash Flows From Investing Activities
Purchase of fixed assets	(8,617)	(4,768)
Net Cash Used in Investing Activities	(8,617)	(4,768)

Cash Flows From Financing Activities	-	-

Net increase in cash	(116,894)	(73,081)

Cash at beginning of period	1,124,052	849,727

Cash at end of period	$1,007,158	$776,646

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2025, contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on December 30, 2025. The results of operations for the nine months ended June 30, 2026, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending September 30, 2026.

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

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from four-weeks to thirteen weeks on June 30, 2026. Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheets at June 30, 2026 and September 30, 2025.

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

The Company provided $0 and $150,308 allowances for doubtful accounts as of June 30, 2026, and September 30, 2025, respectively.

INVENTORY

Inventory consists of components held for assembly and finished goods held for resale or to be utilized for installation in projects. Inventory is valued at lower of cost or net realizable value on a first-in, first-out basis. The Company’s policy is to record a reserve for technological obsolescence or slow-moving inventory items. The Company only carries finished goods to be shipped along with completed circuit boards and parts necessary for final assembly of finished product. All existing inventory is considered current and usable. The Company recorded no reserve for obsolete inventory as of June 30, 2026 and September 30, 2025, respectively.

At June 30, 2026 inventory was $65,613 of raw materials and finished goods.

At September 30, 2025, inventory was $103,524 of raw materials and finished goods.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of deferred subscriber costs and prepaid expenses. Deferred subscriber costs totaled $0 and $38,250 at June 30, 2026 and September 30, 2025, respectively. Prepaid expenses totaled $110,797 and $94,101 at June 30, 2026 and September 30, 2025, respectively.

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

There were no impairments recorded during the three and nine months ended June 30, 2026 and 2025, respectively.

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

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$50,000

Fair Value of consideration transferred	$50,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$260,863
Prepaid expenses and other current assets	$29,639
Total assets acquired	$290,502

Deferred Revenue	$290,502
Total liabilities assumed	$290,502

Total identifiable net assets	$-

Intangible Assets - Client List	$50,000

At June 30, 2026 and September 30, 2025, intangible asset – client list, net, is as follows:

	For nine months ended June 30, 2026	For the year ended September 30, 2025
Intangible Assets – Customer Lists	$50,000	$50,000
Less: Accumulated Amortization	(19,167)	(11,667)
Total Intangible Assets, net	$30,833	$38,333

Amortization expense for the three months ended June 30, 2026 and 2025, was $2,500 and $2,500, respectively.

Amortization expense for the nine months ended June 30, 2026 and 2025, was $7,500 and $7,500, respectively.

Estimated future amortization expense for the year ended September 30,

2026 (3 Months)	$2,500
2027	10,000
2028	10,000
2029	8,333
$30,833

CONCENTRATION OF CREDIT RISK

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in non interest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions. As of June 30, 2026 and September 30, 2025, the Company had $9,720 and $23,583, respectively, in excess of FDIC insured limits.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses research and development costs as incurred.

For the three months ended June 30, 2026 and 2025, the Company had $2,000 and $0respectively, in research and development costs.

For the nine months ended June 30, 2026 and 2025, the Company had $4,000 and $8,000 respectively, in research and development costs.

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

As of June 30, 2026 and September 30, 2025 respectively, the Company recorded $1,293,339 and $1,791,311, respectively, in deferred revenue.

DISAGGREGATED REVENUE

The following table sets forth the approximate net sales by primary category:

	For the three months ended
	June 30, 2026	June 30, 2025
Licensing of ReadyOp Software	$1,060,941	$948,892
Hardware Sales and Consulting	174,328	129,638
Total	$1,235,269	$1,078,530

	For the nine months ended
	June 30, 2026	June 30, 2025
Licensing of ReadyOp Software	$3,062,436	$2,680,468
Hardware Sales and Consulting	558,874	321,089
Total	$3,621,310	$3,001,557

DEFERRED REVENUE

The following table provides a summary of the changes included in deferred revenue during the nine months ended June 30, 2026 and year ended September 30, 2025:

	For the nine months ended June 30, 2026	For the year ended September 30, 2025
Beginning balance	$1,791,311	$1,373,325
Additions to deferred liability (1)	3,621,310	4,521,374
Deductions to deferred liability (2)	(4,119,282)	(4,103,388)
Ending balance	$1,293,339	$1,791,311

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

As of June 30, 2026 and 2025, we had no options and warrants outstanding.

As of June 30, 2026 and 2025, we had 512,996 shares of Series A Convertible Preferred stock outstanding, which are convertible into 51,299,600 shares of common stock.

As of June 30, 2026 and 2025, we had 3,133,503 shares of Series C Convertible Preferred stock outstanding which are convertible into 15,667,515 shares of common stock.

As of June 30, 2026 and 2025, we had 670,904 shares of Series D Preferred stock outstanding which are convertible into 3,354,520 shares of common stock.

As of June 30, 2026 and 2025, we had 3,000,000 shares of Series E Convertible Preferred stock outstanding which are convertible into 300,000,000 shares of common stock. The table below details the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Net income (loss) attributable to common stockholders for the period	$65,006	$(61,093)

Weighted average number of shares outstanding	229,238,517	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Net income (loss) attributable to common stockholders for the period	$65,006	$(61,093)
Add: Preferred stock dividends	10,231	10,231

Adjusted net income (loss) income	$75,237	$(50,862)

Weighted average number of shares outstanding	229,238,517	229,160,695
Add: Shares issued upon conversion of preferred stock	370,321,635	-
Weighted average number of common and common equivalent shares	599,560,152	229,160,695

Diluted earnings per share	$(0.00)	$0.00

	For the nine months ended June 30, 2026	For the nine months ended June 30, 2025
Net income (loss) attributable to common stockholders for the period	$303,121	$(158,771)

Weighted average number of shares outstanding	229,238,517	229,160,695

Basic earnings per share	$(0.00)	$0.00

The following table sets for the computation of diluted earnings per share:

	For the nine months ended June 30, 2026	For the nine months ended June 30, 2025
Net income (loss) attributable to common stockholders for the period	$303,121	$(158,771)
Add: Preferred stock dividends	30,693	30,692

Adjusted net income (loss) income	$333,814	$(128,079)

Weighted average number of shares outstanding	229,238,517	229,160,695
Add: Shares issued upon conversion of preferred stock	370,321,635	-
Weighted average number of common and common equivalent shares	599,560,152	229,160,695

Diluted earnings per share	$(0.00)	$0.00

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

As of June 30, 2026 and September 30, 2025, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during the three and nine months ended June 30, 2026, respectively, and year ended September 30, 2025, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company had advertising costs of $3,076 and $2,523 during the three months ended June 30, 2026 and 2025, respectively.

Advertising costs are expensed as incurred. The Company had advertising costs of $8,671 and $14,760 during the nine months ended June 30, 2026 and 2025, respectively.

EMPLOYEE BENEFITS

The Company's employees have access to a qualified 401(k)defined contribution plan.

The Company’s matching contributions expenditure under the plan was $28,582 and $26,531 during the three months ended June 30, 2026 and 2025.

The Company’s matching contributions expenditure under the plan was $77,191 and $76,240 during the nine months ended June 30, 2026 and 2025.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Assets

Operating lease -right-of-use assets-non-current	$-	$-

Liabilities

Operating lease liability	$-	$-

Weighted-average remaining lease term (years)	-	-

Weighted-average discount rate	-%	-%

The components of lease expense were as follows:

Operating lease cost

Amortization on right-of-use operating lease asset	$-	$5,983
Lease liability expense in connection with obligation repayment	-	87
Total operating lease costs	$-	$6,070

Supplemental cash outflows information related to operation lease was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$6,594
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

At September 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

NOTE 3 – PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

At June 30, 2026 and September 30, 2025, property and equipment, net, is as follows:

	June 30, 2026	September 30, 2025
Office Equipment	$76,516	$67,900
Less: Accumulated Depreciation	(38,960)	(29,605)
Total Property and Equipment, net	$37,556	$38,295

Depreciation expense for the three months ended June 30, 2026 and 2025, was $3,292 and $2,913, respectively.

Depreciation expense for the nine months ended June 30, 2026 and 2025, was $9,355 and $9,076, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock Dividends

As of June 30, 2026 and September 30, 2025, the cumulative arrearage of undeclared dividends for Series A Preferred stock totaled $319,061 and $288,365, respectively.

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

Stock repurchase program

On January 6, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase shares of its outstanding common stock. The repurchase program may be extended, suspended, or discontinued at any time. As of June 30, 2026 and September 30, 2025, no common stock was repurchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2026 and 2025, the Company paid $9,000 and $9,000, respectively, to a related party consultant.

During the nine months ended June 30, 2026 and 2025, the Company paid $27,000 and $27,000, respectively, to a related party consultant.

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

Rent expense incurred during the nine months ended June 30, 2026 and 2025 was $14,491 and $16,483, respectively.

Revenue and Accounts Receivable Concentration

For the three months ended June 30, 2026, no customer accounted for more than 10% of the Company’s revenues.

For the three months ended June 30, 2025, no customer accounted for more than 10% of the Company’s revenues.

For the nine months ended June 30, 2026, no customer accounted for more than 10% of the Company’s revenues.

For the nine months ended June 30, 2025, no customer accounted for more than 10% of the Company’s revenues.

As of June 30, 2026, three customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

As of September 30, 2025, two customers accounted for more than 10% of the Company’s total outstanding accounts receivable.

Deferred Revenue Concentration

As of June 30, 2026, one customer accounted for 26.29% of the Company’s total outstanding deferred revenue.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Revenue

Revenues increased 14.53% to $1,235,269 for the three months ended June 30, 2026 as compared to $1,078,530 for the three months ended June 30, 2025. The primary reason for the increase was an increase in revenue from the ReadyOp and Alastar platforms from $948,892 in 2025 to $1,060,941 in 2026. There was also an increase in sales of ReadyOp hardware products from $17,550 in 2025 to $47,250 in 2026. Consulting fees and related income increased from $112,088 in 2025 to $127,078 in 2026 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased 19.02% to $313,629 for the three months ended June 30, 2026 as compared to $263,509 for the three months ended June 30, 2025. The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and expenses associated with trade show attendance and other marketing expenses. Gross profits were $921,640 and $815,021 for the three months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Operating expenses decreased 1.97% to $857,638 for the three months ended June 30, 2026 compared to $874,887 for the three months ended June 30, 2025. The decrease was primarily due to administrative expenses, with a slight offset in selling and research and development expenses. General and administrative expenses increased by $4,188 or 0.54% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the three months.

For the three months ended June 30, 2026, selling expenses were $66,025 compared to $85,840 for the three months ended June 30, 2025, a decrease of 23.08%. This decrease was primarily due to a decrease in advertising expense, travel expenses and offset by a recovery of credit losses.

Research and development expenses were $0 for the three months ended June 30, 2026, as compared to $2,000 for the three months ended June 30, 2025, a decrease of 100%. This decrease was primarily due to timing of research and development expenses.

Other Income/(Expenses)

The Company's other income increased by $2,231 from other income of $9,004 during the three months ended June 30, 2025 as compared to $11,235 in other income for the three months ended June 30, 2026, an increase of 24.78%. This increase was due to an increase in interest income on treasury bill investments of $6,735 for the three months ended June 30, 2026.

Income (Loss) before Income Taxes

The Company’s income before income taxes was $75,237, during the three months ended June 30, 2026, as compared to loss of $50,862 before income taxes for the three months ended June 30, 2025 due to the increase in revenue that was partially offset by the increase in the Company’s operating expenses.

Net Income (Loss) Income Attributable to Common Stockholders

Net income attributable to common stockholders was $65,006 for the three months ended June 30, 2026 as compared to a net loss of $61,093 for the three months ended June 30, 2025. The increase was primarily due to an increase in revenue which was partially offset by an increase in operating expenses. The increased costs were partially due to addition of new employees associated with Alastar. The preferred stock dividends remained consistent.

FOR THE NINE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2025

Revenue

Revenues increased 20.65% to $3,621,310 for the nine months ended June 30, 2026 as compared to $3,001,557 for the nine months ended June 30, 2025. The primary reason for the increase was an increase in revenue from the ReadyOp and Alastar platforms from $2,680,468 in 2025 to $3,062,436 in 2026. There was also an increase in sales of ReadyOp hardware products from $50,245 in 2025 to $177,250 in 2026. Consulting fees and related income increased from $270,844 in 2025 to $381,625 in 2026 due to an increase in consulting activity.

Cost of Revenue

Cost of revenues increased 8.70% to $716,453 for the nine months ended June 30, 2026 as compared to $659,098 for the nine months ended June 30, 2025. The primary reason for the increase was due to an increase in ReadyOp and Alastar platform sales and expenses associated with trade show attendance and other marketing expenses. Gross profits were $2,904,857 and $2,342,459 for the nine months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Operating expenses increased 4.50% to $2,605,832 for the nine months ended June 30, 2026 compared to $2,493,718 for the nine months ended June 30, 2025. The increase was primarily due to administrative expenses, with a slight offset in selling and research and development expenses. General and administrative expenses increased by $166,974 or 7.37% as a result of the increase in general business expenses, an increase in headcount and personnel related costs associated with the addition of new employees. There were also charitable contributions paid during the nine months.

For the nine months ended June 30, 2026, selling expenses were $152,734 compared to $203,830 for the nine months ended June 30, 2025, a decrease of 25.07%. This decrease was primarily due to a decrease in advertising expense, travel expenses and offset by a recovery of credit losses.

Research and development expenses were $4,000 for the nine months ended June 30, 2026, as compared to $8,000 for the nine months ended June 30, 2025, a decrease of 50.00%. This decrease was primarily due to timing of research and development expenses.

Other Income/(Expenses)

The Company's other income increased by $11,609 from other income of $23,180 during the nine months ended June 30, 2025 as compared to $34,789 in other income for the nine months ended June 30, 2026, an increase of 50.08%. This increase was due to an increase in interest income on treasury bill investments of $24,615 for the nine months ended June 30, 2026.

Income (Loss) before Income Taxes

The Company’s income before income taxes was $333,814, during the nine months ended June 30, 2026, as compared to loss of $128,079 income before income taxes for the nine months ended June 30, 2025 due to the increase in revenue that was partially offset by the increase in the Company’s operating expenses.

Net Income (Loss) Income Attributable to Common Stockholders

Net income attributable to common stockholders was $303,121 for the nine months ended June 30, 2026 as compared to a net loss of $158,771 for the nine months ended June 30, 2025. The increase was primarily due to an increase in revenue which was partially offset by an increase in operating expenses. The increased costs were partially due to addition of new employees associated with Alastar . The preferred stock dividends remained consistent.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2026, net cash used in operations of $108,277 was the result of a net income of $333,814, depreciation and amortization expense of $16,856, a recovery of credit losses of $23,343, a decrease of accounts receivable of $85,885, an increase in prepaid expenses of $16,696 and a decrease in inventory of $37,911. These were offset by a decrease in accounts payable of $44,732 and a decrease in deferred revenue of $497,972.

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

Net cash used in investing activities was $8,617 and $4,768 for the nine months ended June 30, 2026 and 2025, respectively, which was for the purchase of fixed assets.

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

Item 4. Mine Safety Disclosures

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

August 12, 2026

By:	/s/ Michael M. Moore
Michael M. Moore
Principal Executive Officer

By:	/s/ Larry M. Reid
Larry M. Reid
Principal Financial Officer and
Chief Accounting Officer
-19-